Form 10-Q
period 2022-03-31
Sound Point Acquisition Corp I, Ltd
filed 2022-05-13
CIK 1880968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Sound Point Acquisition Corp I, Ltd
(Exact name of registrant as specified in its charter)

Cayman Islands	001-41312	98-1600571
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

375 Park Avenue New York, New York	10152
(Address of Principal Executive Offices)	(Zip Code)
(212)
895-2289
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant	SPCMU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	SPCM	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share, par value $0.0001 per share, at an exercise price of $11.50 per share	SPCMW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

*	The registrant became subject to such requirements on March 1, 2022, and it has filed all reports so required since that date.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May 13, 2022,
25,875,000 Class A ordinary shares, par value $0.0001 per share, and 6,468,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SOUND POINT ACQUISITION CORP I, LTD
Form
10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
SOUND POINT ACQUISITION CORP I, LTD.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$1,453,976	$25,000

Total Current Assets	1,453,976	25,000
Deferred offering costs	—	237,659
Investments held in Trust Account	266,529,853	—

TOTAL ASSETS	$267,983,829	$262,659

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued offering costs and expenses	$400,598	$80,308
Promissory note - related party	—	171,257
Due to related party	9,000	—

Total Current Liabilities	409,598	251,565
Deferred underwriting fee payable	9,056,250	—
Warrant liabilities	15,640,213	—

Total Liabilities	25,106,061	251,565

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,875,000 and 0 shares - at redemption value of $10.30 per share at March 31, 2022 and December 31, 202 1	266,512,500	—
Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 25,875,000 and no shares subject to possible redemption) at March 31, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,468,750 issued and outstanding	647	647
Additional paid-in capital	—	24,353
Accumulated deficit	(23,635,379)	(13,906)

Total Shareholders’ Equity (Deficit)	(23,634,732)	11,094

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$267,983,829	$262,659

The accompanying notes are an integral part of these condensed financial statements.

SOUND POINT ACQUISITION CORP I, LTD
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2022

Formation and operating costs	$91,077

Loss from operations	(91,077)

Other income:
Change in fair value of warrant liabilities	533,537
Interest earned on investments held in Trust Account	17,353

Total other income	550,890

Net income	$459,813

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,050,000

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03

Weighted average shares outstanding, Class B non-redeemable ordinary shares	6,468,750

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUND POINT ACQUISITION CORP I, LTD
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance - January 1, 2022	—	$—	6,468,750	$647	$24,353	$(13,906)	$11,094
Sale of 25,875,000 Units, net of underwritting discounts, initial value of public warrants and other offering costs	25,875,000	2,588	—	—	235,766,077	—	235,768,665
Cash paid in excess of fair value of Private Placement Warrants	—	—	—	—	6,638,196	—	6,638,196
Class A ordinary shares subject to possible redemption	(25,875,000)	(2,588)	—	—	(242,428,626)	(24,081,286)	(266,512,500)
Net income	—	—	—	—	—	459,813	459,813

Balance - March 31, 2022 (unaudited)	—	$—	6,468,750	$647	$—	$(23,635,379)	$(23,634,732)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUND POINT ACQUISITION CORP I, LTD
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2022

Cash Flows from Operating Activities:
Net income	$459,813
Adjustment to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(17,353)
Change in fair value of warrant liabilities	(533,537)
Changes in operating assets and liabilities
Due to related party	9,000

Net cash used in operating activities	(82,077)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(266,512,500)

Net cash used in investing activities	(266,512,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	253,575,000
Proceeds from sale of Private Placement Warrants	15,437,500
Payment of promissory note - related party	(300,000)
Payment of offering cost	(688,947)

Net cash provided by financing activities	268,023,553

Net Change in Cash	1,428,976
Cash - Beginning of period	25,000

Cash - End of period	$1,453,976

Non-cash investing and financing activities:
Deferred underwriting fee payable	$9,056,250

Offering cost included in accrued offering costs and expenses	$320,290

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUND POINT ACQUISITION CORP I, LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Note 1 – Organization and Plan of Business Operations
Sound Point Acquisition Corp I, Ltd (the “Company”) was incorporated as a Cayman Islands exempted company on May 4, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which the Company refers to as the initial Business Combination (the “Business Combination”).
The Company is not limited to a particular industry or geographic region in the identification and acquisition of a target company. The Company is an emerging growth company and, as such, is subject to all of the risk associated with emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from May 4, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the IPO identifying a target company for a Business Combination. The Company believes it will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO.
The Company’s sponsor is Sound Point Acquisition Sponsor I, LLC, a Delaware limited liability company (the “Sponsor”).
The registration statements for the Company’s IPO became effective on March 1, 2022 (the “Effective Date”). On March 4, 2022, the Company consummated its IPO of 25,875,000 units (the “Units”), which includes 3,375,000 Units issued and sold pursuant to the underwriters’ exercise of their option in full to purchase additional Units. Each Unit consists of one Class A ordinary share of the Company, par value of $0.0001 per share (the “Class A ordinary shares”), and one-half
of one redeemable warrant of the Company. Each whole warrant (“Public Warrant”) is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. Only whole Public Warrants are exercisable. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $258,750,000 (before underwriting discounts and commissions and offering expenses). See Note 3.
Simultaneously with the closing of the IPO, pursuant to the Private Placement Warrants Purchase Agreement, dated March 1, 2022, by and between the Company and the Sponsor (the “Private Placement Warrants Purchase Agreement”), the Company completed the sale of 15,437,500 warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”) to the Sponsor at a purchase price of $1.00 per warrant, generating gross proceeds to the Company of $15,437,500 (See Note 4). The Private Placement Warrants are identical to the Public Warrants sold as part of the Units in the IPO, except that the Sponsor has agreed not to transfer, assign or sell any of its Private Placement Warrants until 30 days after the completion of the initial Business Combination, subject to certain limited exceptions. No underwriting discounts or commissions were paid with respect to such sale. In addition, as long as they are held by the Sponsor or their permitted transferees, the Private Placement Warrants may be exercised by the holders on a cashless basis and they (including the Class A ordinary share issuable upon exercise of these warrants) are entitled to registration rights. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). See Note 4.
Transaction costs of the IPO amounted to $15,689,039 consisting of $5,175,000 of underwriting discounts, $9,056,250 of deferred underwriting discount, and $1,457,789 of other offering costs.
Following the closing of the IPO on March 4, 2022, a total of $266,512,500 ($10.30 per Unit), comprised of $253,575,000 of the proceeds from the IPO (which amount includes $9,056,250 of the underwriters’ deferred discount) and $12,937,500 of the proceeds from the sale of the Private Placement Warrants, was placed in a U.S.-based Trust Account (“Trust Account”) and will be invested only in U.S. government treasury obligations, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of : (i) the completion of the initial Business Combination, (ii) the redemption of public shares if the Company

SOUND POINT ACQUISITION CORP I, LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

has not consummated an initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate its initial Business Combination, as described in more detail in the prospectus related to the IPO), subject to applicable law, or (iii) the redemption of public shares properly submitted in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate its initial Business Combination, as described in more detail in the prospectus related to the IPO) or (B) with respect to any other provision relating to the rights of holders of Class A ordinary shares or initial business-combination activity. Based on current interest rates, the Company expects that interest income earned on the Trust Account will be sufficient to pay income taxes, if any).
Substantially all of the net proceeds of the Initial Public Offering and the Sale of the Private Placement Warrants are intended to be applied generally toward consummating a Business Combination, and the Company’s management has broad discretion to identify targets for such a potential Business Combination and over the specific application of the funds held in the Trust Account (as defined below) if and when such funds are properly released from the Trust Account. There is no assurance that the Company will be able to complete a Business Combination successfully. The Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the Company’s signing a definitive agreement in connection with its Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires
50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.
The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the initial Business Combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released, divided by the number of then-outstanding Public Shares, subject to the limitations described herein. As of March 4, 2022, the amount in the Trust Account was $10.30 per Public Share, which amount may be increased by $0.20 per Unit sold in the IPO in the event the Company decides to extend the time to consummate the initial Business Combination by six months (as described in more detail in the prospectus related to the IPO).
The Class A ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with an initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon the consummation of such initial Business Combination and, if the Company seeks shareholder approval, only if the Company obtains the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company.
The Company will have 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate its initial Business Combination, as described in more detail in the prospectus related to the IPO) to consummate the initial Business Combination. If the Company has not consummated an initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate its initial Business Combination, as described in more detail in the prospectus related to the IPO), the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as

SOUND POINT ACQUISITION CORP I, LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case, to obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate its initial Business Combination, as described in more detail in the prospectus related to the IPO).
The Sponsor has entered into an agreement with the Company pursuant to which it has agreed to waive its rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as described in Note 5) it holds if the Company fails to consummate an initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate its initial Business Combination, as described in more detail in the prospectus related to the IPO) (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame) (see Note 5.).
The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not consummate an initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate its initial Business Combination, as described in more detail in the prospectus related to the IPO) and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares.
The Sponsor, executive officers and directors have agreed, pursuant to a written agreement with the Company, that they will not propose any amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate its initial Business Combination, as described in more detail in the prospectus related to the IPO) or (B) with respect to any other provision relating to the rights of holders of Class A ordinary shares or pre-initial
Business Combination activity; unless the Company provides Public Shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any, divided by the number of the then-outstanding Public Shares, subject to the limitations described in the prospectus related to the IPO adjacent to the caption “Limitations on redemptions.” For example, the board of directors of the Company may propose such an amendment if it determines that additional time is necessary to complete the initial Business Combination. In such event, the Company will conduct a proxy solicitation and distribute proxy materials pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, seeking shareholder approval of such proposal and, in connection therewith, provide the Public Shareholders with the redemption rights described above upon shareholder approval of such amendment. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by the Sponsor, any executive officer or director, or any other person.
The Company’s amended and restated memorandum and articles of association provides that, if the Company winds up for any other reason prior to the consummation of the initial Business Combination, the Company will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
Liquidity
Management has concluded that substantial doubt does not exist regarding the Company’s ability to satisfy its obligations as they come due during the twelve-month period following the issuance of these financial statements. The conclusion is based on the Company’s assessment of qualitative and quantitative conditions including current liquidity and funds necessary to maintain the Company’s operations prior to consummation of the initial Business Combination.

SOUND POINT ACQUISITION CORP I, LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Note 2 - Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a compete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering dated March 3, 2022 and Form 8-K filed with the SEC on March 10, 2022. The interim results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find the securities less attractive as a result, there may be a less active trading market for securities and the prices of securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards (that is, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies). The Company intends to take advantage of the benefits of this extended transition period.
The Company will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which the Company will have total annual gross revenue of at least $1.07 billion, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of Class A ordinary shares that are held by non-affiliates
equals or exceeds $700 million as of the prior June 30, and (2) the date on which the Company will have issued more than $1.0 billion in non-convertible
debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.
Additionally, the Company is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The Company will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the ordinary shares held by non-affiliates
equals or exceeds $250 million as of the prior June 30, and (2) the annual revenues equaled or exceeded $100 million during such completed fiscal year, or the market value of the ordinary shares held by non-affiliates
equals or exceeds $700 million as of the prior June 30.

SOUND POINT ACQUISITION CORP I, LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Use of Estimates
The preparation of the condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimate with regards to these financial statements relates to the fair value of the warrant liabilities (see Note 10).
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs
Offering costs consist of legal, accounting, underwriting and other costs incurred through the condensed balance sheet date that are directly related to the IPO. Upon the completion of the IPO, the offering costs were allocated using the relative fair values of the Class A ordinary shares, the Public Warrants and Private Placement Warrants. The costs allocated to Warrants were recognized in other expenses and those related to the Class A ordinary shares were charged against the carrying value of Class A ordinary shares. The Company complies with the requirements of the ASC
340-10-S99-1.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative instruments that are accounted for as liabilities, the derivative instruments is initially recorded at fair value on the grant date and then re-valued
at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to its short-term nature. The fair value of the warrant liabilities is discussed below.
Investments Held in the Trust Account
At March 31, 2022, the assets held in the Trust Account were money market funds, which are invested primarily in U.S. Treasury securities. The money market funds are presented on the balance sheets at fair value at the end of the reporting period. Gains and losses resulting from the change in fair value of the money market funds are included in interest income on marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations. There were no investments held in the Trust Account at December 31, 2021.

SOUND POINT ACQUISITION CORP I, LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:
• Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
• Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
• Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
Class A Ordinary Shares Subject to Possible Redemption
As discussed in Note 7, all of the 25,875,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Such changes are reflected in additional paid-in-capital,
or in the absence of additional
paid-in-capital,
in accumulated deficit. On March 4, 2022, the Company recorded accretion to redemption value of $30,772,209. The Company will continue to present all redeemable Class A ordinary shares as temporary equity and recognize accretion from the initial book value to redemption value at the time of the IPO and in accordance with ASC 480.
Warrant Liabilities
The Company accounts for outstanding Warrants in accordance with the guidance contained in ASC
815-40,
“Derivatives and Hedging—Contracts on an Entity’s Own Equity” (“ASC
815-40”)
and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each Warrant was recorded as a liability upon issuance and is subject to re-measurement
at each balance sheet date and any change in fair value is recognized in the Company’s unaudited condensed statement of operations.
For issued or modified warrants that meet all of the criteria for equity classifications, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statement of operations.

SOUND POINT ACQUISITION CORP I, LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Income Taxes
The Company accounts for income taxes under FASB ASC 740 (“Income Taxes”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.
Net Income per Share
Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating net income per share. Earnings and losses are shared pro rata between the two classes of shares.
The Company has not considered the effect of Warrants sold in the IPO and private placement to purchase 28,375,000 shares of Class A ordinary shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from net income per share as the redemption value approximates fair value.
The following table reflects the calculation of basic and diluted net income per share:

	Class A	Class B
Numerator:
Allocation of net income	$265,578	$194,235
Denominator:
Weighted average shares outstanding	8,050,000	6,468,750
Basic and diluted net income per share	$0.03	$0.03

SOUND POINT ACQUISITION CORP I, LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

As of March 31, 2022, basic and diluted shares are the same as there are no non-redeemable
securities that are dilutive to the Company’s
shareholders.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 - Initial Public Offering
On March 4, 2022, the Company consummated its IPO of 25,875,000 Units, which includes 3,375,000 Units issued and sold pursuant to the underwriters’ exercise of their option in full to purchase additional Units. Each Unit consists of one Class A ordinary share of the Company, par value of $0.0001 per share, and one-half
of one Public Warrant. Each whole Public Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. Only whole Public Warrants are exercisable. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $258,750,000 (before underwriting discounts and commissions and offering expenses).
Note 4 – Private Placement
Simultaneously with the closing of the IPO, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of 15,437,500 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per warrant generating gross proceeds to the Company of $15,437,500. The Private Placement Warrants are identical to the Public Warrants sold as part of the Units in the IPO, except that the Sponsor has agreed not to transfer, assign or sell any of its Private Placement Warrants until 30 days after the completion of the initial Business Combination, subject to certain limited exceptions. No underwriting discounts or commissions were paid with respect to such sale. In addition, as long as they are held by the Sponsor or their permitted transferees, the Private Placement Warrants may be exercised by the holders on a cashless basis and they (including the Class A ordinary share issuable upon exercise of these warrants) are entitled to registration rights. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
If the Company does not consummate an initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate its initial Business Combination, as described in more detail in the prospectus related to the IPO), the Private Placement Warrants will expire worthless. The personal and financial interests of the executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the
15-month
anniversary (or
18-month
anniversary or
21-month
anniversary, as the case may be) of the closing of the IPO nears, which is the deadline for the consummation of an initial Business Combination.
The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or saleable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company (except as described below in Note 9) so as long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the Sponsor, or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants included in the Units sold in the IPO.

SOUND POINT ACQUISITION CORP I, LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Note 5 – Related Party Transactions
Founder Shares
In May 2021, the Sponsor paid $25,000, or approximately $0.003 per share, for the issuance to the Sponsor of 8,625,000 Class B ordinary shares of the Company, par value of $0.0001 per share (the “Founder Shares”). In January 2022, the Sponsor transferred 25,000 Founder Shares to each of the Company’s four independent directors at a purchase price of approximately $0.003 per share. In January 2022, the Sponsor surrendered 2,875,000 Founder Shares to the Company for no consideration resulting in an aggregate of 5,750,000 Founder Shares outstanding. On March 1, 2022, the Company effected a share capitalization which resulted in 6,468,750 Founder Shares outstanding (up to 843,750 of which were subject to forfeiture by the Sponsor, depending on the extent to which the underwriter’s over-allotment option is exercised). The underwriters have fully exercised the over-allotment option; thus, the 843,750 Founder Shares are no longer subject to forfeiture. As a result of such surrender and capitalization of share capital, the effective per-share
purchase price increased to approximately $0.004 per share. The per-share
price of the Founder Shares was determined by dividing the amount contributed to the Company by the number of Founder Shares issued.
Except as described herein, the Sponsor and the Company’s directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company will complete a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the Sponsor and directors and executive officers with respect to any Founder Shares.
The Founder Shares are designated as Class B ordinary shares and will automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, its affiliates or any member of management upon conversion of Related Party Loans (as defined below). Such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions if the Company does not consummate an initial Business Combination. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
Prior to the consummation of an initial Business Combination, only holders of Founder Shares will have the right to vote on the election of directors. Holders of the Public Shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of the Founder Shares may remove a member of the board of directors for any reason. These provisions of the amended and restated memorandum and articles of association may only be amended by a special resolution passed by not less than two-thirds
of ordinary shares who attend and vote at general meetings which shall include the affirmative vote of a simple majority of Class B ordinary shares. With respect to any other matter submitted to a vote of the shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of Founder Shares and holders of Public Shares will vote together as a single class, with each share entitling the holder to one vote.
In connection with the initial Business Combination, the Company may enter into shareholders agreements or other arrangements with the shareholders of the target with respect to voting or other corporate governance matters following completion of the initial Business Combination.

SOUND POINT ACQUISITION CORP I, LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Promissory Note – Related Party
On May 13, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. Prior to March 31, 2022, the Company had borrowed $300,000 under the promissory note with the Sponsor (the “Promissory Note”). These loans were non
-interest
bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the IPO. Amounts borrowed under the Promissory Note were repaid at the closing of the IPO out of the offering proceeds not held in the Trust Account. No further draw-downs are permitted under the Promissory Note.
Related Party Loans
In order to finance working capital needs and transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). In addition, the Sponsor or an affiliate or designee of the Sponsor may, but is not obligated to, provide loans to the Company to fund extension payments (“Extension Loans” and, together with the Working Capital Loans, the “Related Party Loans”). If the Company completes its initial Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. In addition, up to $5,175,000 of the Extension Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender (at or prior to the initial Business Combination). The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, exercise period and restrictions on transfer. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor, its affiliates or any members of the Company’s management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.
As of March 31, 2022 and December 31, 2021, the Company had
 no borrowings under the Related Party Loans.
Administrative Support Agreement
Commencing on the date the Company’s securities were first listed on Nasdaq, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2022, $9,000 is
owed under this agreement and is shown on the condensed balance sheet as due to related party. There was no amount owed as of December 31, 2021. Operating expenses include
 $9,000 under this agreement for the three months ended March 31, 2022.
Forward Purchase Agreement
In connection with the consummation of the IPO, the Company entered into two forward purchase agreements (the “forward purchase agreements”) with certain affiliates of the Sponsor (the “forward purchasers”), pursuant to which the forward purchasers committed to purchase from the Company an aggregate of $50.0 million of Class A ordinary shares (the “forward purchase shares”), at a price of $10.00 per share, in private placements that will close concurrently with the closing of the Company’s initial Business Combination. See Note 6 for additional details of the Forward Purchase Agreement.
Note 6 – Commitments and Contingencies
Registrations Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Related Party Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of such loans) are entitled to registration rights

SOUND POINT ACQUISITION CORP I, LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

pursuant to a registration rights agreement signed on the Effective Date. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
period, as described in the prospectus related to the IPO. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase on a pro rata basis up to 3,375,000 additional Units at the initial public offering price, less the underwriting discounts and commissions. On March 2, 2022, the underwriters fully exercised their option to purchase additional Units.
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,056,250. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account located in the United States as described herein and released to the underwriters only upon the consummation of an initial Business Combination.
The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not consummate an initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate its initial Business Combination, as described in more detail in the prospectus related to the IPO) and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares.
Forward Purchase Agreements
In connection with the consummation of the IPO, the Company entered into two forward purchase agreements (the “forward purchase agreements”) with certain affiliates of the Sponsor (the “forward purchasers”), pursuant to which the forward purchasers committed to purchase from the Company an aggregate of $50.0 million of Class A ordinary shares (the “forward purchase shares”), at a price of $10.00 per share, in private placements that will close concurrently with the closing of the Company’s initial Business Combination. The proceeds from the sale of the forward purchase shares, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price, paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. The forward purchase shares will be identical to the Public Shares, except that they will subject to certain lock-up
restrictions and registration rights. At the Company’s option, the forward purchasers may purchase less forward purchase shares in accordance with the terms of the forward purchase agreements. In addition, the forward purchasers’ commitments under the forward purchase agreements will be subject to approval, prior to the Company entering into a definitive agreement for the Company’s initial Business Combination, of each forward purchaser’s investment committee. The forward purchase agreements contain no firm commitments and no net settlement features and are treated as equity in the financial statements.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SOUND POINT ACQUISITION CORP I, LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Note 7 - Class A Ordinary Shares Subject to Possible Redemption
The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022, there were no Class A ordinary shares issued or outstanding (excluding 25,875,000 Class A ordinary shares subject to possible redemption).
Class A ordinary shares subject to possible redemption are classified outside of permanent equity and are measured at their redemption value.
Note 8 - Shareholders’ Equity (Deficit)
Preference Shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class B Ordinary Shares
The Company is authorized to issue 50,000,000 class B ordinary shares. Holders of Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 6,468,750 Class B ordinary shares issued and outstanding.
Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class, which each share entitling the holder to one vote.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holders thereof as described herein.
The Founder Shares are designated as Class B ordinary shares and will automatically convert into Class A ordinary shares, which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions if the Company does not consummate an initial Business Combination, at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Related Party Loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
Note 9 - Warrants Liabilities
The Company accounted for the 28,375,000 Warrants issued in connection with the IPO (the 12,937,500 Public Warrants and the 15,437,500 Private Placement Warrants) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. Accordingly, the Company classified each Warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value recognized in the Company’s statement of operation.

SOUND POINT ACQUISITION CORP I, LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

The Company structured each Unit to contain
one-half
of one redeemable warrant, with each whole warrant exercisable for one Class A ordinary share, as compared to units issued by some other similar blank check companies which contain whole warrants exercisable for one whole share, in order to reduce the dilutive effect of the warrants upon completion of the initial Business Combination as compared to units that each contain a whole warrant to purchase one whole share, thus making the Company a more attractive Business Combination partner for target businesses.
Each whole warrants entitles the holder to purchase one Class A ordinary share at a price of $11.50 per whole share, subject to adjustments as described herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes (other than any forward purchase shares) in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described in the prospectus related to the IPO adjacent to the captions “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described in the prospectus related to the IPO adjacent to the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. The warrants will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.
The Company has agreed that as soon as practicable, but in no event later than twenty business days after the closing of the initial Business Combination, the Company will use the commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use the commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Redemptions of warrants for cash when the price per Class
 A ordinary share equals or exceeds $10.00
. Once the warrants become exercisable, the Company may redeem the outstanding warrants:
• in whole and not in part;

SOUND POINT ACQUISITION CORP I, LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

• at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table set forth under “Description of Securities—Warrants—Public Shareholders’ Warrants” in the prospectus related to the IPO based on the redemption date and the “fair market value” of the Class A ordinary shares (as defined below) except as otherwise described in “Description of Securities—Warrants—Public Shareholders’ Warrants” in the prospectus related to the IPO;
• if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments” in the prospectus related to the IPO) for any 20 trading days within the
30-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
• if the closing price of the Class A ordinary shares for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-dilution Adjustments” in the prospectus related to the IPO), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.
The “fair market value” of Class A ordinary shares for the above purpose shall mean the volume weighted average price of the Class A ordinary shares during the ten trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. This redemption feature differs from the typical warrant redemption features used in other blank check offerings. The Company will provide the warrant holders with the final fair market value no later than one business day after the ten trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).
Note 10 - Fair Value Measurements
The fair value of the Company’s financial assets and liabilities reflects the Company’s management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022, including the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. There were no assets or liabilities that were measured at fair value on a recurring basis as of December 31, 2021.

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$266,529,853	$266,529,853	$—	$—

Liabilities:
Private placement warrants	$8,524,588	$—	$—	$8,524,588
Public warrants	7,115,625	—	—	7,115,625

Total liabilities measured at fair value	$15,640,213	$—	$—	$15,640,213

As of March 31, 2022, the Company has $266,529,853 held in the Trust Account, which is primarily held in money market funds, which are invested primarily in U.S. Treasury securities.
The Warrants are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

SOUND POINT ACQUISITION CORP I, LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

As of March 31, 2022, the Private Placement Warrants were not separately traded on an open market. The Private Placement Warrants were valued using the Black-Scholes-Merton model, which is considered to be a Level 3 fair value measurement. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.
As of March 31, 2022, the Public Warrants had not surpassed the
52-day
threshold waiting period to be publicly traded. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 in the fair value hierarchy. The Public Warrants were valued using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.
The qualitative information regarding Level 3 fair value measurements for the Private Placement Warrants and the Public Warrants were as follows at March 31, 2022:

Risk-free interest rate	2.41%
Time to maturity (years)	5.59
Volatility before initial Business Combination	5.0%
Volatility after initial Business Combination	7.5%
Exercise price	$11.50
Underlying share price	$9.79
Dividend yield Volatility (private placement warrants)	0 7.0	% %
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants
Fair value as of March 4, 2022 (IPO)	$8,799,375	$7,374,375
Change in valuation inputs or other assumptions	(274,787)	(258,750)

Fair value as of March 31, 2022	$8,524,588	$7,115,625

For the period ended March 31, 2022 there were no transfer between levels of the fair value hierarchy.
Note 11 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to May XX, 2022, the date that these unaudited condensed financial statements were issued. Based upon this review, other than noted below the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
Commencing April 22, 2022, holders of the Company’s Units may elect to separately trade the Class A ordinary shares and warrants. Those Units not separated will continue to trade as a Unit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “Sound Point Acquisition Corp I, Ltd,” “our,” “us” or “we” refer to Sound Point Acquisition Corp I, Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the U.S. Securities and Exchange Commission (“SEC”).
Overview
We are a blank check company incorporated on May 4, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
Our sponsor is Sound Point Acquisition Sponsor I, LLC, a Delaware limited liability company (the “Sponsor”). The registration statements for our initial public offering (“Initial Public Offering”) became effective on March 1, 2022. On March 4, 2022, we consummated our Initial Public Offering of 25,875,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,375,000 additional Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $258,750,000, and incurring offering costs of approximately $15.7 million, of which approximately $9.1 million was for deferred underwriting commissions.
Simultaneously with the closing of the Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreement between the Company and the Sponsor, dated March 1, 2022, the Company completed the private sale of 15,437,500 warrants to the Sponsor (the “Private Placement”), at a purchase price of $1.00 per private placement warrant (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), generating gross proceeds to the Company of $15,437,500.
Upon the closing of the Initial Public Offering and the Private Placement, a total of $266,512,500, comprised of $253,575,000 of the proceeds from the Initial Public Offering and $12,937,500 of the proceeds from the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”), and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial Business Combination. Nasdaq listing rules require that the initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that we will be able to complete an initial Business Combination successfully.
If we have not consummated an initial Business Combination within 15 months from the closing of the Initial Public Offering (or up to 21 months, if we extend the time to complete a Business Combination as described in our prospectus relating to the Initial Public Offering (the “Prospectus”) filed with the SEC on March 3, 2022), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial Business Combination within 15 months from the closing of the Initial Public Offering (or up to 21 months, if we extend the time to complete a Business Combination as described in the Prospectus).
Liquidity and Capital Resources
As of March 31, 2022, we had approximately $1.5 million in our operating bank account, and working capital of approximately $1.1 million.
Our liquidity needs to date have been satisfied through (i) $25,000 paid by our sponsor for the issuance of Class B ordinary shares to our sponsor and (ii) the receipt of loans to us of up to $300,000 by our sponsor under a promissory note (the “Promissory Note”). Loans under the Promissory Note were non-interest
bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the Initial Public Offering. Amounts borrowed under the Promissory Note were repaid at the closing of the IPO out of the offering proceeds not held in the Trust Account. No further draw-downs are permitted under the Promissory Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Results of Operations
Our entire activity since inception up to the consummation of our Initial Public Offering on March 4, 2022 was in preparation for our Initial Public Offering, and since our Initial Public Offering through March 31, 2022, our business activities have been limited to the search for prospective initial Business Combination targets. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating
income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had net income of approximately $460,000, which was primarily comprised of an increase in the fair value of warrant liabilities, net of formation and operating costs.
Contractual Obligations
Registration Rights
The holders of Class B ordinary shares, Private Placement Warrants and any warrants that may be issued upon conversion of working capital or extension loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of such loans) are entitled to registration rights pursuant to a registration rights agreement signed upon consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Class B ordinary shares, as described in the following paragraph, and (ii) in the case of the private placement warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
Pursuant to the forward purchase agreements, we agreed that we will use our commercially reasonable efforts to (i) within 30 days after the closing of the initial Business Combination, file a registration statement with the SEC for the resale of (A) the forward purchaser’s forward purchase shares and (B) any other equity security of ours issued or issuable with respect to the securities referred to in clause (A) by way of a share capitalization or share split or in connection with a combination of shares, recapitalization, merger, consolidation or reorganization, (ii) cause such registration statement to be declared effective promptly thereafter, but in no event later than 90 days after the closing of the initial Business Combination and (iii) maintain the effectiveness of such registration statement, until the earlier of (A) the date on which such securities are no longer registrable securities under the forward purchase agreements and (B) the date all of the registrable securities covered by the registration statement can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreements. We will bear the cost of registering these securities.
Underwriting Agreement
We granted the underwriters a
45-day
option from the date of the Prospectus to purchase up to 3,375,000 additional Units to cover over-allotments, if any, at the initial public offering price, less the underwriting discounts and commissions. On March 2, 2022, the underwriters fully exercised their over-allotment option.
The underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $5.2 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or approximately $9.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not consummate an initial Business Combination within 15 months from the closing of the Initial Public Offering (or up to 21 months, if the Company extends the time to complete a Business Combination as described in more detail in the Prospectus) and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares.
Forward Purchase Agreements
In connection with the consummation of the Initial Public Offering, the Company entered into two separate forward purchase agreements (the “Forward Purchase Agreements”) with certain affiliates of the Sponsor (the “Forward Purchasers”), pursuant to which the Forward Purchaser committed to purchase from the Company an aggregate of $50.0 million of Class A ordinary shares (the “Forward Purchase Shares”), at a price of $10.00 per share, in a private placement that will close concurrently with the closing of the initial Business Combination. The proceeds from the sale of the Forward Purchase Shares, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price, paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. The Forward Purchase Shares will be identical to the Public Shares, except they will be subject to certain lock-up
restrictions and registration rights. At our option, the Forward Purchaser may purchase less Forward Purchase Shares in accordance with the terms of the Forward Purchase Agreements. In addition, the Forward Purchasers’ commitment under the Forward Purchase Agreements will be subject to approval, prior to us entering into a definitive agreement for an initial Business Combination, of its investment committee.
Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Warrant Liabilities
The Company accounts for outstanding Warrants in accordance with the guidance contained in ASC
815-40,
“Derivatives and Hedging—Contracts on an Entity’s Own Equity” (“ASC
815-40”)
and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each Warrant was recorded as a liability upon issuance and is subject to re-measurement
at each balance sheet date and any change in fair value is recognized in the Company’s statements of operations.
For issued or modified warrants that meet all of the criteria for equity classifications, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statement of operations.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed balance sheets.

Net Income Per Share
Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. We apply the two-class
method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the principal executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report on
Form 10-Q,
other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus relating to our Initial Public Offering filed with the SEC on March 3, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 15,437,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $15,437,500.
In connection with the Initial Public Offering, the Sponsor agreed to loan us an aggregate of up to $300,000 pursuant to the Promissory Note. Loans under the Promissory Note were non-interest
bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the Initial Public Offering. Amounts borrowed under the Promissory Note were repaid at the closing of the IPO out of the offering proceeds not held in the Trust Account. No further draw-downs are permitted under the Promissory Note.
Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional Units, $266,512,500 was placed in the Trust Account. The net proceeds of $253,575,000 received upon the consummation of the Initial Public Offering and $12,937,500 of the proceeds from the Private Placement are invested in U.S. government securities within the meaning of Section 2(a)16 of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations.
We paid a total of approximately $5.2 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $9.1 million in underwriting discounts and commissions.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

4.1	Warrant Agreement, dated March 1, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.1	Letter Agreement, dated March 1, 2022, by and among the Company, each of its officers and directors, and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.2	Investment Management Trust Agreement, dated March 1, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.3	Registration Rights Agreement, dated March 1, 2022, by and among the Company, the Sponsor and the independent directors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.4	Private Placement Warrants Purchase Agreement, dated March 1, 2022, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.5	Administrative Services Agreement, dated March 1, 2022, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.6	Forward Purchase Agreement, dated March 1, 2022, by and between the Company and Sound Point Capital Management, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.7	Forward Purchase Agreement, dated March 1, 2022, by and between the Company and Sound Point Credit Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.8	Indemnity Agreement, dated March 1, 2022, by and between the Company and Stephen Ketchum (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.9	Indemnity Agreement, dated March 1, 2022, by and between the Company and Marc Sole (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.10	Indemnity Agreement, dated March 1, 2022, by and between the Company and David Grill (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.11	Indemnity Agreement, dated March 1, 2022, by and between the Company and Philip Bartow (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.12	Indemnity Agreement, dated March 1, 2022, by and between the Company and Sean Bratches (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.13	Indemnity Agreement, dated March 1, 2022, by and between the Company and Winifred Park (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.14	Indemnity Agreement, dated March 1, 2022, by and between the Company and Matthew Burton (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.15	Indemnity Agreement, dated March 1, 2022, by and between the Company and Tracy Dolgin (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SOUND POINT ACQUISITION CORP I, LTD

Date: May 13, 2022	By:	/s/ David Grill
	Name:	David Grill
	Title:	Chief Financial Officer (Authorized Signatory and Principal Financial Officer)