Form 10-Q
period 2022-06-30
Sound Point Acquisition Corp I, Ltd
filed 2022-08-12
CIK 1880968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☒
    No
☐

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
11
, 2022, 25,875,000 Class A ordinary shares, par value $0.0001 per share, and 6,468,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SOUND POINT ACQUISITION CORP I, LTD
Form
10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements	1

Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statement of Operations for the Three and Six Months ended June 30, 2022 and for the period from May 4, 2021 (Inception) through June 30, 2021	2
Unaudited Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2022 and for the period from May 4, 2021 (Inception) through June 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the Six Months Ended June 30, 2022 and for the period from May 4, 2021 (Inception) through June 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Mine Safety Disclosures	26

Item 5. Other Information	26

Item 6. Exhibits	27

i

PART I. FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
SOUND POINT ACQUISITION CORP I, LTD
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)

ASSETS
Current assets
Cash	$946,452	$25,000
Prepaid expenses	485,385	—

Total Current Assets	1,431,837	25,000
Deferred offering costs	—	237,659
Investments held in Trust Account	266,901,838	—

TOTAL ASSETS	$268,333,675	$262,659

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accrued offering costs and expenses	$—	$80,308
Promissory note - related party	—	171,257
Related party loans	66,539	—

Total Current Liabilities	66,539	251,565
Deferred underwriting fee payable	9,056,250	—
Warrant liabilities	4,540,000	—

Total Liabilities	13,662,789	251,565

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,875,000 and 0 shares - at redemption value at June 30, 2022 and December 31, 2021 , respectively	266,901,838	—
Shareholders' Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 25,875,000 and no shares subject to possible redemption) at June 30, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,468,750 issued and outstanding	647	647
Additional paid-in capital	—	24,353
Accumulated deficit	(12,231,599)	(13,906)

Total Shareholders' Equity (Deficit)	(12,230,952)	11,094

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS' EQUITY (DEFICIT)	$268,333,675	$262,659

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUND POINT ACQUISITION CORP I, LTD
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Period From May 4, 2021 (Inception) through June 30, 2021

Formation and operating costs	$405,470	$496,547	$13,906

Loss from operations	(405,470)	(496,547)	(13,906)

Other income:
Change in fair value of warrant liabilities	11,100,213	11,633,750	—
Interest earned on investments held in Trust Account	371,985	389,338	—

Total other income	11,472,198	12,023,088	—

Net income (loss)	$11,066,728	$11,526,541	$(13,906)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	25,875,000	17,011,740	—

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.34	$0.49	$—

Weighted average shares outstanding, Class B non-redeemable ordinary shares	6,468,750	6,468,750	7,500,000 (1)

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.34	$0.49	$(0.00)

(1)	This number excludes an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture if the over- allotment option is not exercised in full or in part by the underwriters (see Note 5).
The

accompanying notes are an integral part of these unaudited condensed financial statements.

SOUND POINT ACQUISITION CORP I, LTD
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	THREE AND SIX MONTHS ENDED JUNE 30, 2022
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance - January 1, 2022	—	$—	6,468,750	$647	$24,353	$(13,906)	$11,094
Sale of 25,875,000 Units, net of underwritting discounts, initial value of public warrants and other offering costs	25,875,000	2,588	—	—	235,766,077	—	235,768,665
Cash paid in excess of fair value of Private Placement Warrants	—	—	—	—	6,638,196	—	6,638,196
Class A ordinary shares subject to possible redemption	(25,875,000)	(2,588)	—	—	(242,428,626)	(24,081,286)	(266,512,500)
Net income	—	—	—	—	—	459,813	459,813

Balance - March 31, 2022	—	—	6,468,750	647	—	(23,635,379)	(23,634,732)
Accretion of Class A common Stock to Redemption Value	—	—	—	—	—	(389,338)	(389,338)
Adjustment of offering costs previously included in accretio n	—	—	—	—	—	726,390	726,390
Net income	—	—	—	—	—	11,066,728	11,066,728

Balance - June 30, 2022	—	$—	6,468,750	$647	$—	$(12,231,599)	$(12,230,952)

	PERIOD FROM MAY 4, 2021 (INCEPTION) THROUGH JUNE 30, 2021
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - May 4, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(13,906)	(13,906)

Balance - June 30, 2021	—	$—	8,625,000	$863	$24,137	$(13,906)	$11,094

(1)	The Class B ordinary shares outstanding include up to 1,125,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).
The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUND POINT ACQUISITION CORP I, LTD
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2022	Period from May 4, 2021 (Inception) through June 30, 2021

Cash Flows from Operating Activities:
Net income (loss)	$11,526,541	$(13,906)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Accrued interest earned on investments held in Trust Account	(185,166)	—
Change in fair value of warrant liabilities	(11,633,750)	—
Accrued offering costs and expenses	(13,906)	13,906
Changes in operating assets and liabilities
Prepaid expenses	(485,385)	—
Related party loans	66,539	—

Net cash used in operating activities	(725,127)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(266,716,672)	—

Net cash used in investing activities	(266,716,672)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	253,575,000	—
Proc e eds from sale of Private Placement Warrants	15,437,500	—
Payment of promissory note - related party	(300,000)	—
Payment of offering costs	(349,249)	—
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000

Net cash provided by financing activities	268,363,251	25,000

Net Change in Cash	921,452	25,000
Cash - Beginning of period	25,000	—

Cash - End of period	$946,452	$25,000

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$266,512,500	$—

Deferred underwriting fee payable	$9,056,250	$—

The accompanying not
e
s are an integral part of these unaudited condensed financial statements.

SOUND POINT ACQUISITION CORP I, LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from May 4, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the IPO identifying a target company for a Business Combination. The Company believes it will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO.
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
Transaction costs of the IPO amounted to $14,962,649 consisting of $5,175,000 of underwriting discounts, $9,056,250 of deferred underwriting discount, and $731,399 of other offering costs.
Following the closing of the IPO on March 4, 2022, a total of $266,512,500 ($10.30 per Unit), comprised of $253,575,000 of the proceeds from the IPO (which amount includes $9,056,250 of the underwriters’ deferred discount) and $12,937,500 of the proceeds from the sale of the Private Placement Warrants, was placed in a U.S.-based Trust Account (“Trust Account”) and will be invested only in U.S. government treasury obligations, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of the initial Business Combination, (ii) the redemption of public shares if the Company has not consummated an initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate its initial Business Combination, as described in more detail in the prospectus related to the IPO), subject to applicable law, or (iii) the redemption of public shares properly submitted in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate its initial Business Combination, as described in more detail in the prospectus related to the IPO) or (B) with respect to any other provision relating to the rights of holders of Class A ordinary shares or initial business-combination activity. Based on current interest rates, the Company expects that interest income earned on the Trust Account will be sufficient to pay income taxes, if any.
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

Liquidity and Going Concern
The Company’s assessment of going concern considerations was made in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has up to 15 months from the closing of the IPO (June 4, 2023) to consummate a Business Combination. The Company can extend the period of time to consummate a Business Combination up to 21 months from the closing of the IPO. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to consummate a business combination by this date but there is no guarantee it will be able to do so. If the Business Combination is not consummated the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 4, 2023.
Note 2 - Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a compete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering dated March 3, 2022 and Form
8-K
filed with the SEC on March 10, 2022. The interim results for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any future periods.
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

Use of Estimates
The preparation of the condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimate with regards to these condensed financial statements relates to the fair value of the warrant liabilities (see Note 10).
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal
Deposit
Insurance Corporation limit of $250,000. At June 30, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Investments Held in the Trust Account
At June 30, 2022, the assets held in the Trust Account were money market funds, which are invested primarily in U.S. Treasury securities. The money market funds are presented on the balance sheets at fair value at the end of the reporting period. Gains and losses resulting from the change in fair value of the money market funds are included in interest income on marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations. There were no investments held in the Trust Account at December 31, 2021.

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
or in the absence of additional
paid-in-capital,
in accumulated deficit. On March 4, 2022, the Company recorded accretion to redemption value of $30,772,209 which was subsequently adjusted by $729,390 reduction in offering costs
.
T
he Company will continue to present all redeemable Class A ordinary shares as temporary equity and recognize accretion from the initial book value to redemption value at the time of the IPO and in accordance with ASC 480.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022		Period From May 4, 2021 (Inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income	$8,853,382	$2,213,346	$8,351,040	$3,175,501	$—	$(13,906)
Denominator:
Weighted average shares outstanding	25,875,000	6,468,750	17,011,740	6,468,750	—	7,500,000

Basic and diluted net income per share	$0.34	$0.34	$0.49	$0.49	$—	$(0.00)

As of June 30, 2022

and June 30, 2021
, basic and diluted shar
e
s are the same as there are no
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
Related Party Loans
In order to finance working capital needs and transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). In addition, the Sponsor or an affiliate or designee of the Sponsor may, but is not obligated to, provide loans to the Company to fund extension payments (“Extension Loans” and, together with the Working Capital Loans, the “Related Party Loans”). If the Company completes its initial Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. In addition, up to $5,175,000 of the Extension Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender (at or prior to the initial Business Combination). The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, exercise period and restrictions on transfer. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor, its affiliates or any members of the Company’s management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. As of June 30, 2022 and December 31, 2021, the Company had $66,539 and $0 borrowings under the Related Party Loans.
Administrative Support Agreement
Commencing on the date the Company’s securities were first listed on Nasdaq, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Operating expenses includes $39,000 and $9,000 under this agreement for the six months and three months ended
June 30, 2022. There were no expenses under this agreement for the period ended June 30, 2021.
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
Note 6 – Commitments and Contingencies
Registrations Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Related Party Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of such loans) are entitled to registration rights pursuant to a registration rights agreement signed on the Effective Date. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
period, as described in the prospectus related to the IPO. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Note 7 - Class A Ordinary Shares Subject to Possible Redemption
The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At
June 30, 2022 and December 31, 2021, there
were no Class A ordinary shares issued or outstanding (excluding 25,875,000 Class A ordinary shares subject to possible redemption at June 30, 2022).
Class A ordinary shares subject to possible redemption are classified outside of permanent equity and are measured at their redemption value.
Note 8 - Shareholders’ Equity (Deficit)
Preference Shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class B Ordinary Shares
The Company is authorized to issue 50,000,000 class B ordinary shares. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 6,468,750 Class B ordinary shares issued and outstanding.
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
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022, including the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. There were no assets or liabilities that were measured at fair value on a recurring basis as of December 31, 2021.

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Investments held in the Trust Account	$266,901,838	$266,901,838	$—	$—

Liabilities:
Private placement warrants	$2,470,000	$—	$2,470,000	$—
Public warrants	2,070,000	2,070,000	—	—

Total liabilities measured at fair value	$4,540,000	$2,070,000	$2,470,000	$—

As of June 30, 2022, the Company has $266,901,838 held in the Trust Account, which is primarily held in money market funds, which are invested primarily in U.S. Treasury securities. As of June 30, 2022, the carrying value was $266,716,672. The difference between the carrying value and the fair value is the accrued interest income. The fair values of the Company’s Level 1 instruments were derived from quoted market prices in active markets for these specific instruments.
The Warrants are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the statement of operations each period. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.
As of June 30, 2022, the Private Placement Warrants were not separately traded on an open market. The fair value was determined based on quoted prices for comparable instruments which resulted in a change in the fair value hierarchy from Level 3 to a Level 2 classification.
As of June 30, 2022, the Public Warrants were traded on an open market. The fair value was determined based on the close price of the Public Warrant price which resulted in a change in the fair value hierarchy from Level 3 to a Level 1 classification.

The following table presents the Level 3 classification roll-forward of the warrant liabilities:

Level 3 rollforward	Private Placement Warrants	Public Warrants

Fair Value as of March 4, 2022 (IPO)	$8,799,375	$7,374,375
Change in valuation inputs or other assumptions	(274,787)	(258,750)

Fair Value as of March 31, 2022	$8,524,588	$7,115,625
Transfer out	(8,524,588)	(7,115,625)

Fair Value as of June 30, 2022	$—	$—

Note 11 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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
Liquidity and Capital Resources
As of June 30, 2022, we had approximately $950,000 million in our operating bank account, and working capital of approximately $1,370,000.
Our liquidity needs to date have been satisfied through (i) $25,000 paid by our sponsor for the issuance of Class B ordinary shares to our sponsor, (ii) the receipt of loans to us of up to $300,000 by our sponsor under a promissory note (the “Promissory Note”), and (iii) working capital related party loans of $67,000. Loans under the Promissory Note were non-interest
bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the Initial Public Offering. Amounts borrowed under the Promissory Note were repaid at the closing of the IPO out of the offering proceeds not held in the Trust Account. No further draw-downs are permitted under the Promissory Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of June 30, 2022, there were $67,000 in related party loans.
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

Results of Operations
Our entire activity since inception up to the consummation of our Initial Public Offering on March 4, 2022 was in preparation for our Initial Public Offering, and since our Initial Public Offering through June 30, 2022, our business activities have been limited to the search for prospective initial Business Combination targets. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating
income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the six months and three months ended June 30, 2022, we had net income of approximately $11.5 million and $11.1 million, respectively, which was primarily comprised of an increase in the fair value of warrant liabilities, net of formation and operating costs. For the period from May 4, 2021 (inception) through June 30, 2021, we had a net loss of $13,906, which consists of formation and operating costs.
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
“Derivatives and Hedging-Contracts on an Entity’s Own Equity” (“ASC
815-40”)
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our final prospectus relating to our Initial Public Offering, filed with the SEC on March 3, 2022, or our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2022, filed with the SEC on May 13, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SOUND POINT ACQUISITION CORP I, LTD

Date: August 12, 2022	By:	/s/ David Grill
	Name:	David Grill
	Title:	Chief Financial Officer (Authorized Signatory and Principal Financial Officer)