Form 10-Q
period 2022-09-30
Sound Point Acquisition Corp I, Ltd
filed 2022-11-10
CIK 1880968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of
November 9, 2022
, 25,875,000 Class A ordinary shares, par value $0.0001 per share, and 6,468,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SOUND POINT ACQUISITION CORP I, LTD

Form 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements	1

Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

Condensed Statements of Operations (Unaudited) for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from May 4, 2021 (Inception) through September 30, 2021	2

Condensed Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited) for the three and nine months ended September 30, 2022, three months ended September 30, 2021 and for the period from May 4, 2021 (Inception) through September 30, 2021	3

Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2022 and for the period from May 4, 2021 (Inception) through September 30, 2021	4

Notes to Condensed Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Mine Safety Disclosures	21

Item 5. Other Information	21

Item 6. Exhibits	21

i

PART I. FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
SOUND POINT ACQUISITION CORP I, LTD
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)

ASSETS
Current assets :
Cash	$837,037	$25,000
Prepaid expenses , current	379,236	—

Total Current Assets	1,216,273	25,000
Prepaid expenses, net of current portion	151,331	—
Deferred offering costs	—	237,659
Investments held in Trust Account	268,114,888	—

TOTAL ASSETS	$269,482,492	$262,659

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities :
Accrued offering costs and expenses	$—	$80,308
Promissory note - related party	—	171,257
Related party loans	69,000	—

Total Current Liabilities	69,000	251,565
Deferred underwriting fee payable	9,056,250	—
Warrant liabilities	4,398,126	—

Total Liabilities	13,523,376	251,565

Commitments and Contingencies
Class A ordinary shares subject to possible redemption , at $10.36 redemption value , $0.0001 par value; 25,875,000 and 0 shares at September 30, 2022 and December 31, 2021, respectively	268,114,888	—
Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 25,875,000 and no shares subject to possible redemption) at September 30, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,468,750 issued and outstanding	647	647
Additional paid-in capital	—	24,353
Accumulated deficit	(12,156,419)	(13,906)

Total Shareholders’ Equity (Deficit)	(12,155,772)	11,094

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)	$269,482,492	$262,659

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUND POINT ACQUISITION CORP I, LTD
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended	Period From May 4, 2021 (Inception) through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Formation and operating costs	$92,694	$—	$589,241	$13,906

Loss from operations	(92,694)	—	(589,241)	(13,906)

Other income:
Change in fair value of warrant liabilities	141,874	—	11,775,624	—
Earnings on investments held in Trust Account	1,213,050	—	1,602,388	—

Total other income	1,354,924	—	13,378,012	—

Net income (loss)	$1,262,230	$—	$12,788,771	$(13,906)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	25,875,000	—	19,998,626	—

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.04	$—	$0.48	$—

Weighted average shares outstanding, Class B non-redeemable ordinary shares	6,468,750	7,500,000	6,468,750	7,500,000 (1)

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.04	$0.00	$0.48	$0.00

(1)	This number excludes an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).
The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUND POINT ACQUISITION CORP I, LTD
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance December 31, 2021	—	$—	6,468,750	$647	$24,353	$(13,906)	$11,094
Sale of 25,875,000 Units, net of underwriting discounts, initial value of public warrants and other offering costs	25,875,000	2,588	—	—	235,766,077	—	235,768,665
Cash paid in excess of fair value of Private Placement Warrants	—	—	—	—	6,638,196	—	6,638,196
Class A ordinary shares subject to possible redemption	(25,875,000)	(2,588)	—	—	(242,428,626)	(24,081,286)	(266,512,500)
Net income	—	—	—	—	—	459,813	459,813

Balance - March 31, 2022	—	—	6,468,750	647	—	(23,635,379)	(23,634,732)
Accretion of Class A ordinary shares to Redemption Value	—	—	—	—	—	(389,338)	(389,338)
Adjustment of offering costs previously included in accretion	—	—	—	—	—	726,390	726,390
Net income	—	—	—	—	—	11,066,728	11,066,728

Balance - June 30, 2022	—	—	6,468,750	647	—	(12,231,599)	(12,230,952)
Accretion of Class A ordinary shares to Redemption Value	—	—	—	—	—	(1,213,050)	(1,213,050)
Adjustment of offering costs previously included in related party loans	—	—	—	—	—	26,000	26,000
Net income	—	—	—	—	—	1,262,230	1,262,230

Balance - September 30, 2022	—	$—	6,468,750	$647	$—	$(12,156,419)	$(12,155,772)

	THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM MAY 4, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - May 4, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(13,906)	(13,906)

Balance - June 30, 2021	—	—	8,625,000	863	24,137	(13,906)	11,094
Net loss	—	—	—	—	—	—	—

Balance - September 30, 2021	—	$—	8,625,000	$863	$24,137	$(13,906)	$11,094

(1)	The Class B ordinary shares outstanding include up to 1,125,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).
The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUND POINT ACQUISITION CORP I, LTD
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Cash Flows from Operating Activities:	Nine Months Ended September 30, 2022	Period From May 4, 2021 (Inception) through September 30, 2021

Net income (loss)	$12,788,771	$(13,906)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Accrued dividend on investments held in Trust Account	(512,202)	—
Change in fair value of warrant liabilities	(11,775,624)	—
Accrued offering costs and expenses	(13,906)	13,906
Changes in operating assets and liabilities :
Prepaid expenses	(530,567)	—
Related party loans	69,000	—

Net cash provided by operating activities	25,472	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(267,602,686)	—

Net cash used in investing activities	(267,602,686)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	253,575,000	—
Proceeds from sale of Private Placement Warrants	15,437,500	—
Payment of promissory note - related party	(300,000)	—
Payment of offering costs	(323,249)	—
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000

Net cash provided by financing activities	268,389,251	25,000

Net Change in Cash	812,037	25,000
Cash - Beginning of period	25,000	—

Cash - End of period	$837,037	$25,000

Non-cash investing and financing activities:
Deferred underwriting fee payable	$9,056,250	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUND POINT ACQUISITION CORP I, LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from May 4, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the IPO identifying a target company for a Business Combination. The Company believes it will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO.
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
The Class A ordinary shares subject to
 possible
redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with an initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon the consummation of such initial Business Combination and, if the Company seeks shareholder approval, only if the Company obtains the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has up to 15 months from the closing of the IPO (June 4, 2023) to consummate a Business Combination. The Company can extend the period of time to consummate a Business Combination up to 21 months from the closing of the IPO. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to consummate a business combination by this date but there is no guarantee it will be able to do so. If the Business Combination is not consummated the Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these condensed financial statements if a Business Combination is not consummated. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 4, 2023.
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
filed with the SEC on March 10, 2022. The interim results for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. At September 30, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Investments Held in the Trust Account
At September 30, 2022, the assets held in the Trust Account were money market funds, which are invested primarily in U.S. Treasury securities. The money market funds are presented on the condensed balance sheets at fair value at the end of the reporting period. Gains and losses resulting from the change in fair value of the money market funds are included in interest income on marketable securities held in the Trust Account in the accompanying unaudited condensed statements of operations. There were no investments held in the Trust Account at December 31, 2021.
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
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity (deficit).
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Such changes are reflected in additional paid-in-capital,
or in the absence of additional
paid-in-capital,
in accumulated deficit. On March 4, 2022, the Company recorded accretion to redemption value of $30,772,209 which was subsequently adjusted by $752,390 reduction in offering costs. The Company will continue to present all redeemable Class A ordinary shares as temporary equity and recognize accretion from the initial book value to redemption value at the time of the IPO and in accordance with ASC 480.
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

Income Taxes
The Company accounts for income taxes under FASB ASC 740 (“Income Taxes”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed
financial statements.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s condensed financial statements.
Net Income (loss) per Share
Net income (loss) per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating net income (loss) per share. Earnings and losses are shared pro rata between the two classes of shares.
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
The following table reflects the calculation of basic and diluted net income
(loss)
per share:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022		Three Months Ended September 30, 2021		Period From May 4, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income (loss)	$1,009,784	$252,446	$9,663,136	$3,125,635	$—	$—	$—	$(13,906)
Denominator:
Weighted average shares outstanding	25,875,000	6,468,750	19,998,626	6,468,750	—	7,500,000	—	7,500,000

Basic and diluted net income (loss) per share	$0.04	$0.04	$0.48	$0.48	$—	$0.00	$—	$0.00

As of September 30, 2022 and September 30, 2021, basic and diluted shares are the same as there are no non-redeemable
securities that are dilutive to the Company’s shareholders.
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
Related Party Loans
In order to finance working capital needs and transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). In addition, the Sponsor or an affiliate or designee of the Sponsor may, but is not obligated to, provide loans to the Company to fund extension payments (“Extension Loans” and, together with the Working Capital Loans, the “Related Party Loans”). If the Company completes its initial Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. In addition, up to $5,175,000 of the Extension Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender (at or prior to the initial Business Combination). The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, exercise period and restrictions on transfer. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor, its affiliates or any members of the Company’s management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. As of September 30, 2022 and December 31, 2021, the Company had $69,000 and $0 borrowings under the Related Party Loans.
Administrative Support Agreement
Commencing on the date the Company’s securities were first listed on Nasdaq, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Operating expenses includes $69,000 and $30,000 under this agreement for the nine months and three months ended September 30, 2022. There were no expenses under this agreement for the period ended September 30, 2021.
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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption
The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding (excluding 25,875,000 Class A ordinary shares subject to possible redemption at September 30, 2022).
Class A ordinary shares subject to possible redemption are classified outside of permanent equity (deficit)

and are measured at their redemption value.
Note 8 - Shareholders’ Equity (Deficit)
Preference Shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class B Ordinary Shares
The Company is authorized to issue 50,000,000 class B ordinary shares. Holders of Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 6,468,750 Class B ordinary shares issued and outstanding.
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
Note 10—Fair Value Measurements
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
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022, including the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. There were no assets or liabilities that were measured at fair value on a recurring basis as of December 31, 2021.

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Investments held in the Trust Account	$268,114,888	$268,114,888	$—	$—

Liabilities:
Private placement warrants	$2,392,813	$—	$2,392,813	$—
Public warrants	2,005,313	2,005,313	—	—

Total liabilities measured at fair value	$4,398,126	$2,005,313	$2,392,813	$—

As of September 30, 2022, the Company has $267,602,686 held in the Trust Account, which is primarily held in money market funds, which are invested primarily in U.S. Treasury securities. As of September 30, 2022, the carrying value was $268,114,888. The difference between the carrying value and the fair value is the accrued dividend income. The fair values of the Company’s Level 1 instruments were derived from quoted market prices in active markets for these specific instruments.
The Warrants are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the statement of operations each period. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.
As of September 30, 2022, the Private Placement Warrants were not separately traded on an open market. The fair value was determined based on quoted prices for comparable instruments and are valued with a Level 2 classification.
As of September 30, 2022, the Public Warrants were traded on an open market. The fair value was determined based on the close price of the Public Warrant price and are valued with a Level 1 classification.

The following table presents the Level 3 classification roll-forward of the warrant liabilities:

Level 3 rollforward	Private Placement Warrants	Public Warrants
Fair Value as of March 4, 2022 (IPO)	$8,799,375	$7,374,375
Change in valuation inputs or other assumptions	(274,787)	(258,750)

Fair Value as of March 31, 2022	$8,524,588	$7,115,625
Transfer out	(8,524,588)	(7,115,625)

Fair Value as of September 30, 2022	$—	$—

Note 11 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Liquidity and Capital Resources

As of September 30, 2022, we had approximately $840,000 in our operating bank account, and working capital of approximately $1,100,000.

Our liquidity needs to date have been satisfied through (i) $25,000 paid by our sponsor for the issuance of Class B ordinary shares to our sponsor, (ii) the receipt of loans to us of up to $300,000 by our sponsor under a promissory note (the “Promissory Note”), and (iii) working capital related party loans of $69,000. Loans under the Promissory Note were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the Initial Public Offering. Amounts borrowed under the Promissory Note were repaid at the closing of the IPO out of the offering proceeds not held in the Trust Account. No further draw-downs are permitted under the Promissory Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of September 30, 2022, there were $69,000 in related party loans.

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

Results of Operations

Our entire activity since inception up to the consummation of our Initial Public Offering on March 4, 2022 was in preparation for our Initial Public Offering, and since our Initial Public Offering through September 30, 2022, our business activities have been limited to the search for prospective initial Business Combination targets. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months and three months ended September 30, 2022, we had net income of approximately $12.7 million and $1.2 million, respectively, which was primarily comprised of an increase in the fair value of warrant liabilities, net of formation and operating costs. For the period from May 4, 2021 (inception) through September 30, 2021 and the three months ended September 30, 2021, we had a net loss of $13,906 and $0, which consists of formation and operating costs, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**

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

SOUND POINT ACQUISITION CORP I, LTD

Date: November 10, 2022	By:	/s/ David Grill
	Name:	David Grill
	Title:	Chief Financial Officer (Authorized Signatory and Principal Financial Officer)