Form 10-K
period 2022-12-31
Sound Point Acquisition Corp I, Ltd
filed 2023-03-30
CIK 1880968

UNITED
STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

Commission File
Number 001-41312

Sound Point Acquisition Corp I, Ltd
(Exact name of Registrant as specified in its Charter)

Cayman Islands	98-1600571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Park Avenue New York, New York	10152
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
895-2289

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant	SPCMU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	SPCM	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share, par value $0.0001 per share, at an exercise price of $11.50 per share	SPCMW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    YES  ☒    NO  ☐
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Class A ordinary shares held by non-affiliates
of the registrant was $259,785,000.
As of March 28, 2023, 25,875,000 Class A ordinary shares, par value $0.0001 per share, and 6,468,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report on Form 10-K. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

We maintain a corporate website at www.soundpointacquisition.com. The information that may be contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference in, or otherwise a part of, this report.

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are more fully described below in the section titled “Risk Factors.” This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary, you should consider the information set forth in the “Risk Factors” section and the other information contained in this Annual Report before investing in our securities:

Risks Relating to our Business and the Initial Business Combination

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

•

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•

If we seek shareholder approval of our initial business combination, our Sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•

If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their respective affiliates may elect to purchase public shares or public warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or public warrants, potentially at a loss.

•

If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic and the status of debt and equity markets.

•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

•

We may not be able to consummate an initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

•

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our Initial Public Offering), and because our Sponsor, officers and directors who have an interest in founder shares may profit substantially from a business combination even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•	Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Risks Relating to Ownership of Our Securities

•

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or public warrants, potentially at a loss.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Risks Relating to Our Management

•

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

PART I

Item 1.	Business

General

Sound Point Acquisition Corp I, Ltd (the “Company,” “our,” “us” or “we”) is a blank check company incorporated on May 4, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete an initial business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

Our sponsor, Sound Point Acquisition Sponsor I, LLC (our “Sponsor”), is an affiliate of Sound Point Capital Management, LP (“Sound Point”), a registered investment advisor with a particular expertise in credit strategies.

On March 4, 2022, we consummated our initial public offering (the “Initial Public Offering”) of 25,875,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,375,000 additional Units to cover over-allotments. Each Unit consists of one Class A Ordinary Share, par value $0.0001 per share, and one-half of one redeemable warrant of the Company (the “Warrants”). Each whole warrant is exercisable to purchase one Class A Ordinary Share of the Company at a price of $11.50 per share. Only whole warrants are exercisable. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $258,750,000 (before underwriting discounts and commissions and offering expenses).

Simultaneously with the closing of the Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreement between us and our Sponsor, dated March 1, 2022, we completed the private sale of 15,437,500 warrants to the Sponsor (the “Private Placement” and each warrant issued in the Private Placement, a “Private Placement Warrant”) at a purchase price of $1.00 per warrant, generating gross proceeds of $15,437,500.

On March 4, 2022, a total of $266,512,500, comprised of $253,575,000 of the proceeds from the initial public offering (which amount includes $9,056,250 of the underwriters’ deferred discount) and $12,937,500 of the proceeds from the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”).

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

Business Strategy

Institutionalized platform supporting our sourcing capabilities

Sound Point is a registered investment advisor with a long-standing investment track record in the credit markets. Sound Point has over $31.7 billion in AUM as of December 31, 2022 and has developed long-lasting relationships with its limited partner investors from four different continents. Sound Point is among the leading capital allocators in the North American broadly-syndicated loan market, and has built an extensive investment sourcing network in the U.S. with over 150 employees.

Sound Point has an experienced global team of 74 investment professionals who have a particular expertise in credit strategies and who regularly review investment opportunities across all sectors within the leveraged credit markets, specialty finance markets and commercial real estate market. Sound Point’s range of coverage, industry expertise and dedicated focus to the opportunity provide a competitive advantage to yield proprietary deal flow.

Approximately half of Sound Point’s investment professionals sit in its Performing Credit and CLOs business, which includes the U.S. par loans strategy. Sound Point covers approximately 1,000 leveraged issuers on the par loan side as a result of being a $22 billion participant in the leveraged loan market. The par loan team has also become a sourcing resource for Sound Point’s opportunistic strategies, as they provide both industry and credit expertise that is otherwise not available to smaller, standalone investment firms. The par loan team has long-standing relationships with loan issuers and are familiar to many management teams that we believe could be a significant source of business combination opportunities. In particular, we believe the 24-person par loan team’s scale, sector expertise and influence will enable us to gain access to management teams of potential target businesses. Sound Point leverages this information flow across a variety of its products, including the Tactical Loan Opportunity Fund (drawdown fund), the Strategic Capital Fund (drawdown fund), the Credit Opportunities Fund (long/short hedge fund) and Harbor Fund (third-party managed CLO fund). As a result of this two-way flow across Sound Point, this collaboration built into the investment process will fuel introductions and referrals to our special purpose acquisition company (“SPAC”) sourcing team by meaningfully adding to our network of private companies.

On the specialty financing side, Sound Point reviews 70-100 companies each year from venture capital partners and our existing relationship network. The number of issuers Sound Point has financed and the many other opportunities reviewed highlight the breadth of the ideas that Sound Point will ultimately funnel to execute an initial business combination.

While many SPACs are focused on VC-backed high-growth companies, many of which operate in less established and still unprofitable sectors, we intend to leverage our expertise and networks within the loan market and specialty finance space to pursue initial business combination targets that we believe are less likely to be a focus of most other SPACs. We intend to utilize the full breadth of Sound Point’s investment platform to identify a carefully selected opportunity set and to consummate an initial business combination with a target that we believe can generate sustainable and attractive risk-adjusted returns for our shareholders.

In addition, we believe Sound Point’s longstanding reputation as a value-added lending partner with significant access to primary capital and deep relationships with market participants will provide us with a proprietary pipeline of potential business combination targets that may not be available to competing SPACs and other acquirers.

Rigorous investment strategy

Sound Point at its core is a bottom-up, fundamental investor that underwrites all investments by taking a capital agnostic approach to a company’s balance sheet. As a result, Sound Point is highly skilled in evaluating and investing in private companies and assessing the quality of management teams. The majority of Sound Point’s ideas and research is generated internally on a proprietary basis. As a result, Sound Point has proven its repeatable investment approach to its LP investors and partners and, as such, has grown its credit platform from less than $100 million at inception to approximately $31.7 billion in AUM as of December 31, 2022.

Sound Point develops internal, proprietary models and analytic tools to assist in evaluating potential investments. Specifically, its rigorous investment process to diligence companies includes analyzing company operating models, cash flows and balance sheet risks across our targeted sectors. The investment process emphasizes recurring revenue, critical products/services, current or potential industry leadership, and free cash flow – thus, we expect the core business profile of Sound Point’s credit platform borrowers will overlap closely with the attributes of a successful target for our initial business combination. Furthermore, we believe Sound Point’s investment process and portfolio monitoring practices will allow us to identify companies that may develop into strong SPAC targets but may not currently be on the radars of competing SPAC sponsors.

We expect Sound Point to approach sourcing opportunities in pursuit of an initial business combination for our shareholders with the same analytical rigorousness and balanced risk management framework used to evaluate every investment that Sound Point originates for its own investment funds.

In fact, we believe that the investment reach of Sound Point’s institutional platform and underwriting process extend beyond credit. A cornerstone of Sound Point’s credit underwriting is the full evaluation of a private company’s whole capital stack and the detailed assessment of its growth prospects, business plan sustainability and industry positioning, which are also key elements of a SPAC investment process. Sound Point also has significant investing experience with certain classes of equity opportunities, which are generated primarily in connection with our credit strategies. For example, as part of its specialty financing strategy, Sound Point invests in venture capital backed financial technology (“FinTech”) businesses, for which it combines its knowledge of an emerging company’s fundamentals with a nuanced understanding of the accounts receivable and capital markets to optimize a company’s cost of capital.

Vast network of sourcing relationships and proprietary opportunities

Sound Point’s unique sourcing capabilities provide a key competitive advantage. As a result of being both a large private credit capital provider and Sound Point’s footprint in the specialty financing markets, Sound Point has developed relationships with hundreds of private equity sponsors, VCs, and institutional investors (including large strategic LPs invested across our fund complex). This network has given Sound Point unparalleled access to proprietary opportunities across the lending spectrum and a privileged insight into the capital needs and business profiles of a wide range of private companies.

Sound Point covers approximately 1,000 leveraged issuers within the $22 billion par loan strategy. As a substantial participant in the leveraged loan market, Sound Point’s par loan team has become a key sourcing channel for its opportunistic credit and alternative lending strategies because a large part of their deal flow comes through reverse inquiry from management teams, advisors and boards with whom they have worked with in the past.

Additionally, Sound Point’s partnership with institutionally-backed FinTech companies also provides a strong sourcing advantage. Our team intends to seek unique, uncorrelated receivable streams from specialty finance companies. Today, an increasing number of these specialty finance companies are high-growth, venture-backed companies as the delineation between traditional non-bank lender and technology platform is blurred. Our team is capable of evaluating these receivable streams—be it consumer, small business, auto, SaaS receivables—in the broader market relative to competitive products, which allows us to formulate a view on the best products in the market alongside the best management teams. Sound Point’s ability to provide debt or asset-based financing to FinTech businesses and lower their overall cost of capital gives VCs and other institutional investors a clear incentive to introduce Sound Point to their portfolio companies, providing us with an attractive potential sourcing channel for our SPAC. Sound Point currently has active relationships with a growing number of top-tier VC partners that are active in the FinTech space. Since 2015, nine FinTech-focused companies financed by Sound Point have gone public via initial public offerings or reverse mergers. Of all the companies Sound Point’s specialty finance team has engaged with over the past two quarters, the majority are high-growth companies that have completed successful private equity raises.

In addition to utilizing internal resources to source a potential transaction, Sound Point believes it can also leverage its relationships within the market to tap into a broad incremental network of potential opportunities.

Investment Opportunity

We believe the synergies that have been established across Sound Point’s investment platform over the last 13 years will ultimately lead to identifying, underwriting and executing an initial business combination. Due to the evolution of Sound Point’s credit platform, we aim to use the same investment process already in place to identify a target company that is public-markets ready. Our platform differentiates our approach to identifying an initial business combination from many other market participants.

•	Target Universe

Our target universe encompasses but is not limited to the following sectors:

1.	High-growth sectors within the broadly syndicated loan space

We will focus on the higher growth sectors within the broadly-syndicated loan space such as the IT Software, Business Services and TMT sectors. For example, the IT sector accounts for 15.34% of the CS LL Index ($220 billion versus $160 billion 5 years ago) and 6.9% of the Credit Suisse High Yield Index ($64 billion). IT is the fastest growing component of the CS LL Index, having tripled in the last 10 years.

2.	Companies sourced from Sound Point’s specialty finance platform

Sound Point’s specialty finance strategy focuses on sourcing consumer and SME collateral from large marketplace lending and FinTech companies. This team has had nine companies, directly financed by Sound Point, go public via initial public offering or reverse mergers since 2015. When considering the 70-100 companies reviewed each year, the sourcing channels Sound Point is able to utilize come from venture capital partners, its existing network, former colleagues, outreach, and administrative providers (legal, valuation, etc.). As a result, we cover the following segments: lending, payments, specialty finance, buy now pay later, insurance technology, property technology, financial data, asset management and banking platforms.

3.	Over-levered companies in need of an asset sale or other catalyst to deleverage their balance sheet

We believe we are well suited to tackle this opportunity given Sound Point’s seasoned opportunistic credit team. Over their careers, this team has developed essential process expertise when it comes to leveraged credits, having led and invested in various restructurings and workouts across a wide variety of industries and regions. Sound Point ideally would like to have a “seat at the table” with a company that goes through a restructuring as we believe that we can bring essential knowledge and experience to these situations. We have found that often times the best approach is to conduct an asset sale. Sound Point has previously assisted with the execution of this type of restructuring.

4.	Private companies that have “accidental” owners as a result of a restructuring or bankruptcy

The leveraged loan market has doubled in size over the last 10 years. Over the same period, the percentage of single B-minus rated issuers has more than tripled, reaching an all-time high. During this time, the secondary trading market for post-reorganized equity has become more illiquid. In our experience, post-bankruptcy equities often end up in the hands of participants who were previously first lien lenders. The fund structures or investment parameters of these accidental owners may not be suited for the duration needed to own volatile, post-reorganization equity. We believe a business combination with a SPAC would be an ideal exit for these investors.

•	Depth of Sound Point’s Expertise and Ability to Identify Targets

The U.S. leveraged loan market has more than doubled since 2010 to $1.5 trillion in 2022 from $660 billion in 2010, as recorded by the Credit Suisse Leveraged Loan Index. Sound Point owns over 750 unique levered issuers and follows hundreds of other issuers that are not currently owned by its funds. This range of coverage provides a competitive advantage to yield proprietary deal flow. Sound Point’s 24-person par loan team, which manages $22 billion of collateral, has long standing relationships with levered issuers and is a familiar face to many management teams given the long-term and steady partnerships. In addition to this sourcing engine, Sound Point is in touch with anywhere from 70-100 specialty lending companies within the FinTech space that could either be SPAC merger targets or another resource that leads us to a potential target.

The 1,000+ issuers outlined above, combined with the broad network across Sound Point’s platform as a whole, are key differentiators for Sound Point. The firm marries this information edge with its seasoned portfolio management team (average of 24 years’ experience) to both source and underwrite potential target companies. The advantage of our large credit platform mixed with the collaborative investment process allows Sound Point to leverage its broad advisor network, existing c-suite network, sponsor network and sell-side relationships, which we believe will ultimately create a repeatable and scalable approach to identifying compelling business combination targets.

Investment Criteria

We believe the following general criteria and guidelines are important in evaluating prospective targets for our initial business combination. We aim to utilize these criteria in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet some or all of these criteria. Our investment criteria guides us to look for a target company with the following characteristics:

•	Differentiated and sustainable business model, with defensible competitive advantages

•	Attractive financial profile with predictable revenues and strong free cash flow

•	Strong and reputable management team with well-defined vision and credible track record

•	History of organic revenue growth and multiple avenues for future growth, including acquisitions

•	Attractive valuation and an appropriate capital structure with prudent use of leverage

•	Sufficient scale to be public markets-ready, yet committed to retaining the rigorous operational growth and operating cost framework developed in the private markets

•	Able to benefit from public company status to access broader capital markets or pursue M&A

•	Attractive risk-adjusted return for our shareholders

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with the incumbent management team and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We also utilize our management team’s operational and capital planning experience.

Initial Business Combination

So long as our securities are then listed on the Nasdaq Global Market (“Nasdaq”), our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board of directors is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor. If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management team will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

We have until June 4, 2023 (or by December 4, 2023, at the latest, after the exercise of both extensions to complete an initial business combination) to complete our initial business combination.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account was initially $10.30 per public share, which amount may be increased by $0.20 per unit sold in our Initial Public Offering in the event we decide to extend the time to consummate our business combination by six months. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to our Class B ordinary shares (the “founder shares”) and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, if we pass resolutions to extend the period of time to consummate a business combination by an additional three months on two separate occasions pursuant to our amended and restated memorandum and articles of association) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

Limitations on Redemptions

Our amended and restated memorandum and articles of association Provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management team to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management team at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we have only 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable) to consummate an initial business combination. If we have not consummated an initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable). Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets, after payment of deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer or director, or any other person.

Corporate Information

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received, a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from May 7, 2021, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are currently taking advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 375 Park Avenue, New York, New York 10152. We consider our current office space adequate for our current operations.

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 375 Park Avenue, New York, New York 10152 or by telephone at (212) 895-2280.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Business and the Initial Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

You may not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least twenty business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our Sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our Sponsor owns, on an as-converted basis, approximately 20% of our outstanding ordinary shares. Our Sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. As a result, in addition to our initial shareholders’ founder shares, we would need 9,703,126, or 37.5% (assuming all issued and outstanding shares are voted), or 1,617,188, or 6.3% (assuming only the minimum number of shares representing a quorum are voted), of the 25,875,000 public shares sold in our Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our Sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets, after payment of deferred underwriting commissions, to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. The number of shares submitted for redemption also impacts the extent of dilution that you will experience as a result of our Sponsor’s expected ownership interests in our founder shares and private placement warrants. The more shares that are redeemed, the greater the dilution will be on a per-share basis for shareholders that do not redeem.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 pandemic has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Unlike other blank check companies, we may extend the time to complete an initial business combination by up to six months without a shareholder vote or your ability to redeem your shares.

We have until 15 months from the closing of our Initial Public Offering to consummate an initial business combination. However, unlike other similarly structured blank check companies, if we anticipate that we may not be able to consummate our initial business combination within 15 months, our board of directors may, but are not obligated to, pass resolutions to extend the period of time to consummate a business combination by an additional three months on two separate occasions (after the exercise of all extensions, the Company will have a total of 21 months to complete an initial business combination); provided that, pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on March 1, 2022, the only way to extend the time available for us to consummate our initial business combination is for our Sponsor or its affiliates or designees, upon five days’ advance notice prior to the deadline, to deposit into the trust account for each three month extension (of which there may be no more than two such extensions) $2,587,500, on or prior to the date of the applicable deadline. Any such payment would be made in the form of a non-interest bearing loan. We expect that we would repay such loaned amounts in cash out of the proceeds of the trust account released to us. Any such extension loan may be converted into warrants at the price of $1.00 per warrant at the option of the lender at or prior to the time of the business combination. The warrants would be identical to the private placement warrants issued to our Sponsor. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account (unless sooner converted to private placement warrants at the election of our Sponsor). The obligation to repay any such loan may reduce the amount available to us to pay as purchase price in our initial business combination, and/or may reduce the amount of funds available to the combined company following the initial business combination. The terms in connection with such loans have not been negotiated and will only be finally determined at the time of entry into such loans. This feature is different than the traditional SPAC structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s shareholders and shareholders have the right to redeem their public shares in connection with such vote, and which do not provide the Sponsor with the right to loan funds to the company to fund extension payments.

Our public shareholders will not be entitled to vote or redeem their shares in connection with our potential extensions by up to six months of the time we have to complete an initial business combination.

Our public shareholders will not be entitled to vote or redeem their shares in connection with any extension of the time by up to six months we have to complete an initial business combination. As a result, we may conduct such an extension even though a majority of our public shareholders do not support such an extension. This feature is different than the traditional SPAC structure, in which any extension of the company’s period to complete a combination requires a vote of the company’s shareholders and shareholders have the right to redeem their public shares in connection with such vote. However, our shareholders will be entitled to vote and redeem their shares in connection with a shareholder meeting held to approve an initial business combination or in a tender offer undertaken in connection with an initial business combination if we propose such a business combination during any three-month extension period.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

We have until 15 months from the closing of our Initial Public Offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board if requested by our Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months to complete a business combination), subject to us depositing an additional $0.10 per unit into the trust account for each three month extension. Our Sponsor and its affiliates or designees are not obligated to request an extension to the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

We may not be able to consummate an initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.30 per public share, or less than $10.30 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their respective affiliates may elect to purchase public shares or public warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their respective affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions.

In the event that our Sponsor, directors, executive officers, advisors or their respective affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets, after payment of deferred underwriting commissions, in excess of $5,000,000 upon the completion of our Initial Public Offering and the Private Placement and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination.

We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable); however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per public share” and other risk factors herein.

Any due diligence in connection with an initial business combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We intend to conduct such due diligence as we deem reasonably practicable and appropriate based on the target business and the facts and circumstances applicable to the proposed transaction prior to any initial business combination. The objective of the due diligence process will be to identify material issues which might affect the decision to proceed with an initial business combination or the consideration payable in connection with such initial business combination. We also intend to use information provided during the due diligence process to formulate our business and operational planning for, and valuation of, any target company or business. While conducting due diligence and assessing a potential target business, we will rely on publicly available information (if any), information provided by the relevant target business to the extent provided and, in some circumstances, third-party studies.

The due diligence undertaken with respect to a potential initial business combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial business combination, and these judgments may be inaccurate.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all. Due diligence conducted in connection with an initial business combination may not result in the initial business combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial business combination, our company may subsequently incur substantial impairment charges or other losses. In addition, following an initial business combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per public share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by our management team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our management team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable), or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.30 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.30 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.30 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.30 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.30 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.30 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.30 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers, or of our Sponsor and its affiliates.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. Additionally, we have agreed under our administrative services agreement to indemnify our Sponsor and its affiliates in connection with any claims by the Company or a third-party in respect of any investment opportunities sourced by them, any liability arising with respect to their activities in connection with our affairs, and that are provided without a separate written agreement between us and any such party. However, our officers and directors, Sponsor and its affiliates have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors, Sponsor and their respective affiliates may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty, or against our Sponsor and their respective affiliates for activities in connection with our affairs. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, Sponsor and their respective affiliates even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; or (iii) absent our completing an initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable), our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine and imprisonment for up to five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management team’s area of expertise.

We will consider a business combination outside of our management team’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management team will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our securities than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management team’s expertise, our management team’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management team may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

In evaluating a prospective target business for our initial business combination, our management may consider the availability of funds from the sale of the Forward Purchase Shares, which may be used as part of the consideration to the sellers in the initial business combination. If the Forward Purchasers do not purchase all or some of the Forward Purchase Shares, we may lack sufficient funds to consummate our initial business combination.

We have entered into the Forward Purchase Agreements pursuant to which the Forward Purchasers have committed to purchase an aggregate of $50.0 million of Forward Purchase Shares in a private placement that will close simultaneously with the closing of our initial business combination. The proceeds from the sale of these Forward Purchase Shares, if any, are expected to be used as part of the consideration to the sellers in our initial business combination, and to pay expenses in connection with our initial business combination and may be used for working capital in the post-transaction company. If the Forward Purchasers do not fund some or all of the Forward Purchase Shares, the post-transaction company may not have enough cash available for working capital. The obligations under the Forward Purchase Agreements do not depend on whether any public shareholders elect to redeem their shares in connection with our initial business combination. However, if the sale of the Forward Purchase Shares does not close, for example, by reason of the failure of the Forward Purchasers to fund the purchase price for their Forward Purchase Shares, we may lack sufficient funds to consummate our initial business combination. The obligation of the Forward Purchasers to purchase Forward Purchase Shares will, among other things, be conditioned on approval, prior to our entering into a definitive agreement for our initial business combination, of the Forward Purchasers’ investment committee. Accordingly, the Forward Purchasers’ ability to elect not to purchase the forward shares could give the Forward Purchasers significant influence over our decision of whether or not to proceed with an initial business combination with a particular target business. Additionally, the obligation of the Forward Purchasers to purchase the Forward Purchase Shares will be subject to termination prior to the closing of the sale of such units by mutual written consent of the company and such parties, or automatically if our initial business combination is not consummated within 15 months from the closing of our Initial Public Offering or during any extended period of time that the Company may have to consummate an initial business combination as a result of an amendment to the amended and restated memorandum and articles of association. In addition, the obligation of the Forward Purchasers to purchase the Forward Purchase Shares will be subject to fulfilment of customary closing conditions, including that our initial business combination must be consummated substantially concurrently with the purchase of the Forward Purchase Shares. In the event of any such failure to fund by the Forward Purchasers, any obligation is so terminated or any such condition is not satisfied and not waived by such party, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the Private Placement, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management team may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, the new management team may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management team will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Although we believe that the net proceeds of our Initial Public Offering and the Private Placement will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the Private Placement prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.30 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our trust account is expected to contain approximately $10.30 per public share. As a result, public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.

Our trust account contains approximately $10.30 per public share. As a result, public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination. This is different than some other similarly structured blank check companies for which the trust account will only contain $10.00 per public share. As a result of the additional funds receivable by public shareholders upon redemption of public shares, our public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Sponsor owns, on an as-converted basis, approximately 20% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may engage the underwriters of our Initial Public Offering or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriters are entitled to receive deferred commissions that will released from the trust only on a completion of an initial business combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us after our Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage the underwriters of our Initial Public Offering or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or their respective affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that the underwriters or their respective affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 4, 2023 (or by December 4, 2023, at the latest, after the exercise of both extensions to complete an initial business combination) then we will cease all operations except for the purpose of winding up. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

Risks Relating to Ownership of Our Securities

If we have not consummated an initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable), our public shareholders may be forced to wait beyond such 15 months (or up to 21 months) before redemption from our trust account.

If we have not consummated an initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable), the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable) before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or public warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business within 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable), subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable), with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or public warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. Although we expect to meet the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount of market value of listed securities (generally $50 million) and a minimum number of holders of our securities (generally 400 public holders).

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq initial listing requirements, which are more rigorous than Nasdaq continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq.

For instance, in order for our shares to be listed upon the consummation of our business combination, at such time our share price would generally be required to be at least $4.00 per share and the value of our listed securities would generally be required to be at least $50 million and we would be required to have a minimum of 400 round lot holders of our unrestricted securities (with at least 50% of such round-lot holders holding unrestricted securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and public warrants will be listed on Nasdaq, our units, Class A ordinary shares and public warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Holders of Class A ordinary shares will not be entitled to vote on any election of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

A registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the public warrants under the Securities Act or any state securities laws may not be in place when an investor desires to exercise public warrants, thus precluding such investor from being able to exercise its public warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have agreed that, as soon as practicable, but in no event later than twenty business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to our registration statement or a new registration statement covering such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the public warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the public warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their public warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no public warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their public warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a public warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the public warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the public warrants they hold. In no event will we be required to net cash settle any public warrant, or issue securities or other compensation in exchange for the public warrants in the event that we are unable to register or qualify the shares underlying the public warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the public warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our Initial Public Offering. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their private placement warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The public warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the public warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your public warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the public warrants within twenty business days of the closing of an initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are currently 474,125,000 and 43,531,250 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are currently no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•

may significantly dilute the equity interest of investors in our securities, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•

could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or public warrants; and

•	may not result in adjustment to the exercise price of our warrants.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management team and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Because our redemption right under this provision requires a trading price for our Class A ordinary shares that is less than the strike price of the warrants, warrant holders may have to choose to either exercise their warrants when they are out-of-the-money, or exercise them on a cashless basis and receive a number of Class A ordinary shares that may not reflect their growth potential. Accordingly, redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us, subject to certain exceptions, as so long as they are held by our Sponsor or its permitted transferees.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 12,937,500 of our Class A ordinary shares as part of the units offered in our Initial Public Offering and, simultaneously with the closing of our Initial Public Offering, we issued an aggregate of 15,437,500 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the Sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,500,000 warrants of the post-business combination entity, at the price of $1.00 per warrant at the option of the lender. Furthermore, if we complete our initial business combination, at the discretion of our Sponsor, we could repay any amounts loaned in connection with the extension of the time we have to complete an initial business combination through the issuance of private placement warrants at a price per warrant of $1.00. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities (not including any Forward Purchase Shares) for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the market value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the market value and the newly issued price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the market value and the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

Risks Relating to Our Management

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for our initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management team of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management team may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management team, therefore, may prove to be incorrect and such management team may lack the skills, qualifications or abilities we suspected. Should the target business’s management team not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

The officers and directors of a business combination candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of a business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of a business combination candidate’s management team will remain associated with the business combination candidate following our initial business combination, it is possible that members of the management team of a business combination candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for our initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Our officers and the members of Sound Point’s investment team are engaged in other business endeavors for which they may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our directors also serve as officers or board members for other entities. If such persons’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

In addition, our Sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers (including their direct or indirect ownership of founder shares and/or private placement warrants) may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in the company’s best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities. Our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Business—Effecting Our Initial Business Combination—Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), and because our Sponsor, officers and directors who have an interest in founder shares may profit substantially from a business combination even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination. In particular, because the founder shares were purchased at approximately $0.004 per share (after giving effect to the surrender of founder shares and capitalization of share capital described herein) the holders of our founder shares could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares.

In May 2021, our Sponsor paid $25,000, or approximately $0.003 per share, for 8,625,000 Class B ordinary shares, par value $0.0001. In January 2022, our Sponsor transferred 25,000 founder shares to each of our independent directors at their original purchase price. In January 2022, our Sponsor surrendered 2,875,000 founder shares to us for no consideration resulting in an aggregate of 5,750,000 founder shares outstanding. On March 1, 2022, there was a capitalization of share capital by the company which resulted in 6,468,750 founder shares outstanding. As a result of such surrender and capitalization of share capital, the effective per-share purchase price increased to approximately $0.004 per share. The per-share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination.

In addition, our Sponsor purchased an aggregate of 15,437,500 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($15,437,500 in the aggregate), in the Private Placement. If we do not consummate an initial business within 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable), the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 15-month (or up to 21-month) anniversary of the closing of our Initial Public Offering nears, which is the deadline for our consummation of an initial business combination.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 15-month (or up to 21-month) anniversary of the closing of our Initial Public Offering nears, which is the deadline for our consummation of an initial business combination. In particular, because the founder shares were purchased at approximately $0.004 per share (after giving effect to the surrender of founder shares and capitalization of share capital described herein), the holders of our founder shares (including members of our management team that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 founder shares would have paid approximately $4.00 to obtain such shares. At the time of an initial business combination, such holder would be able to convert such founder shares into 1,000 shares of our Class A ordinary shares, and would receive the same consideration in connection with our initial business combination as a public shareholder for the same number of shares of our Class A ordinary shares. If the value of the shares of our Class A ordinary shares on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per share of our Class A ordinary shares, the holder of our founder shares would obtain a profit of approximately $4,996 on account of the 1,000 founder shares that the holder had converted into Class A ordinary shares in connection with the initial business combination. By contrast, a public shareholder holding 1,000 Class A ordinary shares would lose approximately $5,000 in connection with the same transaction. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Certain of our officers and directors have direct and indirect economic interests in us and/or our Sponsor and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

Certain of our officers and directors may own membership interests in our Sponsor and indirect interests in our Class B ordinary shares and private placement warrants which may result in interests that differ from the economic interests of the investors in our Initial Public Offering, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our initial business combination. There may be a potential conflict of interest between our officers and directors that hold membership interests in our Sponsor and our public shareholders that may not be resolved in favor of our public shareholders. Moreover, subject to any fiduciary duties owed as a matter of Cayman Islands law, we may pursue an acquisition opportunity jointly with our Sponsor, affiliates of our Sponsor, clients of our Sponsor or investors in our Sponsor. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours because they hold a different portion of the capital structure.

Unlike some other similarly structured blank check companies, our Sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our Sponsor, any of its affiliates or any members of our management team upon conversion of working capital or extension loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for SPACs has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

The price at which we issue any shares in connection with an initial business combination may be lower than the price our public shareholders paid for the units in our Initial Public Offering or at a price lower than the then-current trading price of our Class A ordinary shares, irrespective of any increased stock price based on market responses to SPACs in general.

Our Class A ordinary shares may trade at an increased price to our offering price prior to any proposed business combination due to heightened awareness of SPACs. Even prior to the announcement of any proposed transaction, we have observed shares of other such companies trade in anticipation of what the market believes is a pending transaction. The price at which we issue any shares in connection with our initial business combination may be lower than the price our public shareholders paid for the units or at a price lower than the then-current trading price of our Class A ordinary shares at the time we commit to such issuance or at the closing of our initial business combination.

General Risk Factors

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management team has no experience in operating SPACs.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A ordinary shares or public warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend upon the status of an acquired company pursuant to a business combination and on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service may require, including a PFIC Annual Information Statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Since only holders of our founder shares have the right to vote on the election of directors, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board of directors that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

•	we have a compensation committee of our board of directors that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•

we have director nominees selected, or recommended for the board of director’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

We have not elected to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq corporate governance requirements.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. With respect to any vote or votes to continue the company in a jurisdiction outside the Cayman Islands in accordance with the amended and restated memorandum and articles of association (including, but not limited to, the approval of the organizational documents of the company in such other jurisdiction), holders of Class B ordinary shares will have ten votes for every Class B ordinary share and holders of Class A ordinary shares will have one vote for every Class A ordinary share. The transaction may require a shareholder or warrant holder to recognize taxable income, or otherwise subject it to adverse tax consequences, in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes, or other adverse tax consequences, with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement not release the proceeds of our Initial Public Offering and the Private Placement except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our Sponsor and its permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our management team, members of our board of directors or controlling shareholders than they would as public shareholders of a United States company.

Our warrants are expected to be accounted for as derivative liabilities and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.

We issued 12,937,500 public warrants as part of the units offered in our Initial Public Offering and, simultaneously with the closing of our Initial Public Offering, we issued 15,437,500 private placement warrants in the Private Placement. We expect to account for both the warrants comprising the units offered in our Initial Public Offering and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our ordinary shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our share price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our ordinary shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our share price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our Sponsor, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If our management team following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management team may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. With respect to any vote or votes to continue the company in a jurisdiction outside the Cayman Islands in accordance with the amended and restated memorandum and articles of association (including, but not limited to, the approval of the organizational documents of the company in such other jurisdiction), holders of Class B ordinary shares will have ten votes for every Class B ordinary share and holders of Class A ordinary shares will have one vote for every Class A ordinary share. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently maintain our executive offices at 375 Park Avenue, New York, New York 10152. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

We are not a party to and none of our property is subject to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Units, Class A ordinary shares and public warrants are traded on the Nasdaq Global Market under the symbols “SPCMU,” “SPCM,” and “SPCMW,” respectively.

Holders

As of March 28, 2023, there was one holder of record of our Units, there was one holder of record of our separately traded shares of Class A Ordinary Shares and there was one holder of record of our separately traded Warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In May 2021, our Sponsor paid $25,000, or approximately $0.003 per share, for 8,625,000 Class B ordinary shares, par value $0.0001. In January 2022, our Sponsor surrendered 2,875,000 founder shares to us for no consideration resulting in an aggregate of 5,750,000 founder shares outstanding. On March 1, 2022, there was a capitalization of share capital by the company which resulted in 6,468,750 founder shares outstanding.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 15,437,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $15,437,500.

In connection with the Initial Public Offering, the Sponsor agreed to loan us an aggregate of up to $300,000 pursuant to the Promissory Note. Loans under the Promissory Note were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the Initial Public Offering. Amounts borrowed under the Promissory Note were repaid at the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. No further draw-downs are permitted under the Promissory Note.

Use of Proceeds

The registration statement on Form S-1 (File No. 262354) for our Initial Public Offering was declared effective by the SEC on March 1, 2022. On March 4, 2022, the Company consummated the Initial Public Offering of 25,875,000, including 3,375,000 Units as a result of the underwriters’ exercise of their option in full to purchase additional Units for a price of $10.00 per Unit. The gross proceeds from the Initial Public Offering were $258,750,000 in the aggregate. BofA Securities, Inc. and J.P. Morgan Securities, Inc. acted as book-running managers for the Initial Public Offering.

A total of $279,450,000 of the net proceeds of the Initial Public Offering and Private Placement were placed in a trust account maintained by Continental Stock Transfer & Trust Company acting as trustee. Transaction costs amounted to approximately $15.3 million, consisting of approximately $5.2 million of underwriting fees, $9.1 million of deferred underwriting fees and approximately $1 million of other offering costs. There has been no material change in the planned use of proceeds from such use as described in the Company’s registration statement on Form S-1 (File No. 333-262354).

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a blank check company incorporated on May 4, 2021 as a Cayman Islands exempted company for the purpose of effecting an initial business combination. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

The registration statements for our Initial Public Offering became effective on March 1, 2022. On March 4, 2022, we consummated our Initial Public Offering of 25,875,000, including 3,375,000 additional Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $258,750,000, and incurring offering costs of approximately $15.7 million, of which approximately $9.1 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreement between the Company and the Sponsor, dated March 1, 2022, the Company completed the Private Placement, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $15,437,500.

Upon the closing of the Initial Public Offering and the Private Placement, a total of $266,512,500, comprised of $253,575,000 of the proceeds from the Initial Public Offering and $12,937,500 of the proceeds from the sale of the Private Placement Warrants, was placed in the Trust Account, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. Nasdaq listing rules require that the initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). We must complete one or more initial business combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing of the agreement to enter into the initial business combination. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that we will be able to complete an initial business combination successfully.

If we have not consummated an initial business combination within 15 months from the closing of the Initial Public Offering (or up to 21 months, as applicable), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 15 months from the closing of the Initial Public Offering (or up to 21 months, as applicable).

Liquidity and Capital Resources

As of December 31, 2022, we had approximately $620,000 in our operating bank account and working capital of approximately $1,050,000.

Our liquidity needs to date have been satisfied through (i) $25,000 paid by our Sponsor for the issuance of Class B ordinary shares to our Sponsor, (ii) the receipt of loans to us of up to $300,000 by our Sponsor under a promissory note (the “Promissory Note”), and (iii) working capital related party loans of $99,000. Loans under the Promissory Note were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the Initial Public Offering. Amounts borrowed under the Promissory Note were repaid at the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. No further drawdowns are permitted under the Promissory Note. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of December 31, 2022, there was $10,000 in related party loans.

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

Results of Operations

Our entire activity since inception up to the consummation of our Initial Public Offering on March 4, 2022 was in preparation for our Initial Public Offering, and since our Initial Public Offering through December 31, 2022, our business activities have been limited to the search for prospective initial business combination targets. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the fiscal year ended December 31, 2022, we had net income of approximately $16.4 million, which was primarily comprised of an increase in the fair value of warrant liabilities of $13.3 million and interest earned on the investments held in the Trust Account of approximately $3.9 million, offset by formation and operating costs of approximately $0.8 million. For the period from May 4, 2021 (inception) through December 31, 2021, we had a net loss of approximately $14,000, which consists of formation and operating costs.

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

Pursuant to the Forward Purchase Agreements, we agreed that we will use our commercially reasonable efforts to (i) within 30 days after the closing of the initial business combination, file a registration statement with the SEC for the resale of (A) the Forward Purchasers’ Forward Purchase Shares and (B) any other equity security of ours issued or issuable with respect to the securities referred to in clause (A) by way of a share capitalization or share split or in connection with a combination of shares, recapitalization, merger, consolidation or reorganization, (ii) cause such registration statement to be declared effective promptly thereafter, but in no event later than 90 days after the closing of the initial business combination and (iii) maintain the effectiveness of such registration statement, until the earlier of (A) the date on which such securities are no longer registrable securities under the Forward Purchase Agreements and (B) the date all of the registrable securities covered by the registration statement can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the Forward Purchase Agreements. We will bear the cost of registering these securities.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $5.2 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or approximately $9.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not consummate an initial business combination within 15 months from the closing of the Initial Public Offering (or up to 21 months, as applicable) and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

Forward Purchase Agreements

In connection with the consummation of the Initial Public Offering, the Company entered into the Forward Purchase Agreements with the Forward Purchasers, pursuant to which the Forward Purchasers committed to purchase from the Company an aggregate of $50.0 million of Forward Purchase Shares, at a price of $10.00 per share, in a private placement that will close concurrently with the closing of the initial business combination. The proceeds from the sale of the Forward Purchase Shares, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the initial business combination, will be used to satisfy the cash requirements of the initial business combination, including funding the purchase price, paying expenses and retaining specified amounts to be used by the post-initial business combination company for working capital or other purposes. The Forward Purchase Shares will be identical to the Public Shares, except they will be subject to certain lock-up restrictions and registration rights. At our option, the Forward Purchasers may purchase less Forward Purchase Shares in accordance with the terms of the Forward Purchase Agreements. In addition, the Forward Purchasers’ commitment under the Forward Purchase Agreements will be subject to approval, prior to us entering into a definitive agreement for an initial business combination, of its investment committee.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with accounting principles generally accepted in the United States of America that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Actual results may differ materially from these estimates. The business and economic uncertainty resulting from the coronavirus (COVID-19) pandemic has made such estimates and assumptions difficult to calculate. Set forth below is qualitative and quantitative information necessary to understand the estimation uncertainty and the impact the critical accounting estimate has had or is reasonably likely to have on financial condition or results of operations, to the extent the information is material and reasonably available.

Warrant Liabilities

The Company accounts for outstanding Warrants in accordance with the guidance contained in Accounting Standards Codification 815-40, “Derivatives and Hedging-Contracts on an Entity’s Own Equity,” and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each Warrant was recorded as a liability upon issuance and is subject to re-measurement at each balance sheet date and any change in fair value is recognized in the Company’s statements of operations.

For issued or modified warrants that meet all of the criteria for equity classifications, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 16 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective as of December 31, 2022.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and offices are as follows:

Name	Age	Title
Stephen Ketchum	61	Chairman of the Board of Directors and Chief Executive Officer
Marc Sole	51	President and Director
David Grill	56	Chief Financial Officer and Director
Philip Bartow	43	Head of Corporate Development
Sean Bratches	62	Director
Winifred (Winnie) Park	52	Director
Matthew Burton	38	Director
Tracy Dolgin	63	Director

Stephen Ketchum—Chairman of the Board of Directors and Chief Executive Officer

Mr. Ketchum is the Founder, Managing Partner and Chief Investment Officer of Sound Point, overseeing Sound Point’s investments across all fund offerings. In addition, Mr. Ketchum is the lead Portfolio Manager for the Sound Point Credit Opportunities Fund and a number of other accounts. Mr. Ketchum chairs the Management Committee and sits on most committees at the firm. A veteran with over 32 years’ experience in the credit markets, Mr. Ketchum founded Sound Point in 2008. Previously, he was Global Head of Media & Telecom Investment and Corporate Banking for BofA, where he was a member of the Global Investment Banking Leadership Team. As Global Head of Media & Telecom Banking, Mr. Ketchum was responsible, together with a risk partner, for a multi-billion dollar portfolio of bank and bridge loans. Prior to joining BofA, he was a Managing Director at UBS in the TMT Investment Banking Group. From 1990 to 2000, he was employed in the Investment Banking Department of Donaldson, Lufkin & Jenrette, most recently as a Managing Director. Mr. Ketchum is a member of the Board of Directors of Cirque Du Soleil Entertainment Group, a member of the Board of Trustees of the New York Police & Fire Widows’ & Children’s Benefit Fund and the Museum of the City of New York, and a member of the Board of Directors of CitySquash. Mr. Ketchum earned a B.A. from New England College, magna cum laude, and an M.B.A. from the Harvard Business School.

Marc Sole—President and Director

Mr. Sole has been an investor focusing on stressed and distressed corporate credit for over 20 years. He joined Sound Point in 2015 where he currently leads the firm’s opportunistic credit strategies. He serves on the firm’s Management Committee and is a member on most risk, investment and valuation committees at the firm. Mr. Sole began his career practicing law at Cravath, Swaine & Moore LLP where he focused on mergers & acquisitions and representing lenders and securities underwriters. Mr. Sole joined D. E. Shaw & Co in 2001, where he became the first analyst in the firm’s Distressed Securities Group and eventually became a portfolio manager of the firm’s U.S. Credit Opportunities strategy. He subsequently held portfolio management positions at Plainfield Asset Management and Hudson Bay Capital Management prior to joining Sound Point. Mr. Sole is a member of the Board of Directors of Vesco Oil Corporation, and the parent companies of Ecobat Technologies and Relativity Media and has previously served on the Board of Directors of Owens Corning, Schuff International and several private specialty finance companies. Mr. Sole graduated cum laude with an A.B. from Princeton University’s School of Public and International Affairs and received a J.D. from the Columbia University School of Law where he was a Harlan Fiske Stone Scholar.

David Grill—Chief Financial Officer and Director

Mr. Grill joined Sound Point in 2015 and is currently Head of Strategy. Additionally, Mr. Grill serves on the firm’s Management Committee and Strategic Planning Committee and is on the Board of Advisors of Sound Point Commercial Real Estate Finance LLC, an affiliate of Sound Point. Mr. Grill is responsible for managing all of Sound Point’s strategic, product development and expansion initiatives, which has included acquisitions, capital raising, joint ventures, distribution relationships, fund formation and extensions into new products and business lines. Prior to joining Sound Point, Mr. Grill spent nine years as an investment banker at Credit Suisse, where he was a Managing Director in the Financial Institutions Group. He also developed insurance strategies and platforms for Credit Suisse Asset Management. Previously, Mr. Grill was a senior banker at Bear Stearns and Sagent Advisors and held a number of executive positions at Reliance Group Holdings. Throughout his career, Mr. Grill provided mergers and acquisitions, capital raising and strategic advisory services to a broad variety of insurance and healthcare companies, asset managers, government entities, financial institutions and private equity firms. Mr. Grill earned a B.S. in Economics from Cornell University and an M.B.A. in Finance and International Business from New York University.

Philip Bartow—Head of Corporate Development

Mr. Bartow joined Sound Point in 2019 and is currently Portfolio Manager and Head of Specialty Finance and FinTech Lending Strategy. Mr. Bartow has 19 years of experience in investment management, capital markets and investment banking with a focus on specialty finance, FinTech, marketplace lending, consumer finance, structured finance, and securitized products. Among the areas Mr. Bartow focuses on are consumer credit including private label credit cards, unsecured whole loans, student loans, debt consolidation loan and charged-off loans purchase programs; small business receivables originated and serviced by payments processing companies; other FinTech opportunities such as acquisition financing and marketing spend financing within the e-commerce and new media markets; and opportunistic investing in private asset backed securities (ABS). Prior to joining Sound Point, Mr. Bartow was a Portfolio Manager at RiverNorth Capital Management, where he led all FinTech and marketplace lending investments for the firm across two funds. Prior to his four years at RiverNorth, Mr. Bartow was a Principal at Spring Hill Capital Partners, where he focused on the research and trading of consumer ABS, consumer whole loan pools, CMBS credit and CLO debt and equity. Mr. Bartow began his career in the Securitized Products Group at Lehman Brothers, where he focused on trading asset-backed securities and loans. Mr. Bartow earned a B.A. in Economics from Williams College and an M.B.A. from Columbia Business School.

Sean Bratches—Director

Mr. Bratches has over 30 years of public and private equity company leadership and operating experience in the media, entertainment, and sports sectors. Currently, Mr. Bratches is the Chief Commercial Officer at LIV Golf Investments, an investment platform focused on fostering the growth of the game around the globe. Previously he was a Senior Advisor to McKinsey & Company, a position he has held since 2020, and Senior Advisor to Sixth Street Partners, a position he has held since 2021. Sixth Street Partners is an affiliate of Dyal, a minority owner of Sound Point. Mr. Bratches is also currently serving as Chairman of the Board of Directors of Anuvu (formerly Global Eagle Entertainment). Prior to McKinsey, Mr. Bratches joined Formula 1 upon Liberty Media’s acquisitions of the motorsports entity and he served three years as Managing Director of Commercial Operations for Formula 1, followed by one year as Senior Advisor of Liberty Media. Prior to Formula 1, Mr. Bratches spent nearly three decades at ESPN, most recently serving as Executive Vice President of Sales and Marketing from 2005 to 2015 and Mr. Bratches served on the ESPN Board of Directors from 2004 to 2015. He is an early-stage investor in new media platforms focusing on the sports and media sectors. Mr. Bratches earned his bachelor’s degree in business administration from the Rochester Institute of Technology.

Winifred (Winnie) Park—Director

Ms. Park is a retail and marketing leader with over 20 years of industry experience. Ms. Park currently serves as the Chief Executive Officer of Forever 21, an iconic fast-fashion retailer which is a subsidiary of SPARC, a joint venture between Authentic Brands and Simon Property Group. Prior to this appointment, she served as the Chief Executive Officer of Paper Source, Inc. Paper Source filed for Chapter 11 bankruptcy in 2021 following the adverse effects of the COVID-19 pandemic. Prior to the pandemic, Paper Source had achieved rapid expansion and sustained sales growth under Ms. Park’s leadership and an affiliate of Barnes and Noble acquired the company in connection with its emergence from Chapter 11. She also currently serves on the board of directors and is a member of the Audit Committee of the board of directors of Dollar Tree Stores. She previously served on the board of directors of Express, Inc., starting in June 2018, and left that role in January 2022 in connection with her appointment as the Chief Executive Officer of Forever 21. From 2006 to 2015, Ms. Park served in various roles at DFS Group Ltd including Executive Vice President of Global Marketing and eCommerce and Global Vice President of Fashion. Prior to DFS Group, Ms. Park worked for the Dockers brand at Levi Strauss & Co as Senior Director of Women’s Merchandising and prior to this role, Director of Global Strategy. Earlier in her career, Ms. Park served as an engagement manager at McKinsey & Company. Ms. Park graduated with a bachelor’s degree in Public and International Affairs from Princeton University and an MBA in Corporate Finance and Marketing from Northwestern University.

Matthew Burton—Director

Mr. Burton is a Fintech and Adtech veteran with over 15 years of experience. Mr. Burton has served as a Partner at QED since August 2018, focusing on providing early-stage capital to domestic and international FinTech companies. Prior to QED, he was Chief Executive Officer and Co-Founder of Orchard Platform, a provider of loan data to financial institutions which was sold to Kabbage in 2018, which was later sold to American Express in 2020. Prior to co-founding Orchard, Mr. Burton worked in the Adtech industry at AdMeld, which was sold to Google in 2011, and LiveRail, which was sold to Facebook in 2014. Mr. Burton currently serves as a board member of Capchase, Trellis, Bitso, Wayflyer and several other FinTech companies. He earned his bachelor’s degree at Sewanee: The University of The South.

Tracy Dolgin—Director

Mr. Dolgin is a media veteran with over 30 years of experience and is currently a Senior Advisor at the Raine Group LLC, a merchant bank specializing in technology, media and telecom. Mr. Dolgin joined YES Network as President and CEO in 2004 and was named Non-Executive Chairman in 2016. Mr. Dolgin transitioned from Non-Executive Chairman to Board Member in 2017 and served in that capacity until 2018. Prior to joining YES Network, he served as Managing Director and Co-Head of Houlihan Lokey’s Media, Sports and Entertainment practice. Prior to this, Mr. Dolgin was President of FOX Sports Net and also served as Chief Operating Officer of FOX/Liberty Cable. Mr. Dolgin was one of the founders of FOX Sports and served as Executive Vice President of Marketing at FOX Sports at the division’s inception in 1993. Mr. Dolgin’s prior roles include Senior Vice President of Marketing at HBO Video and product manager at General Foods. He earned a bachelor’s degree in Industrial and Labor Relations from Cornell University and an MBA from Stanford University.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Burton and Mr. Dolgin will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mr. Sole and Mr. Bratches will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Mr. Ketchum, Mr. Grill and Ms. Park will expire at our third annual meeting of shareholders.

Prior to the completion of an initial business combination, any vacancy on our board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of our board of directors for any reason.

Our officers are appointed by our board of directors and serve at the discretion of our board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provided that our officers may consist of one or more chairman of the board of directors, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by our board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of

Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

Ms. Park, Mr. Dolgin and Mr. Bratches serve as members of the audit committee and Ms. Park serves as chairman of the audit committee. The Board determined that each of Ms. Park, Mr. Dolgin and Mr. Bratches are independent within the meaning of Nasdaq listing standards and SEC rules applicable to audit committee members.

Each of Ms. Park, Mr. Dolgin and Mr. Bratches is financially literate and our board of directors has determined that Ms. Park qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of our Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our Initial Public Offering; and

•

reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

Ms. Park, Mr. Burton and Mr. Bratches serve as members of the compensation committee and Mr. Bratches serves as chair of the compensation committee. The Board determined that each of Ms. Park, Mr. Burton and Mr. Bratches are independent within the meaning of Nasdaq listing standards applicable to compensation committee members.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation (if any) of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the compensation committee will consider the independence of each such advisor, including the factors required by Nasdaq and the SEC.

Nominating Committee

The members of our nominating committee are Mr. Burton, Mr. Dolgin and Mr. Bratches. Mr. Dolgin serves as chairman of the nominating and corporate governance committee. The Board determined that each of Mr. Burton, Mr. Dolgin and Mr. Bratches are independent within the meaning of Nasdaq director independence standards.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee will consider persons identified by its members, management, shareholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provides that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and also will consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

We may, at our option, pursue an acquisition opportunity jointly with Sound Point, one or more parties affiliated with Sound Point, including without limitation, officers and affiliates of Sound Point or Sound Point funds, or investors in such Sound Point funds, or another entity affiliated with one of our directors. Any such party may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by borrowing from or issuing to such parties a class of equity or debt securities. The amount and other terms and conditions of any such joint acquisition or specified future issuance would be determined at the time thereof.

Our officers and directors have, and any of them in the future may have, fiduciary and contractual duties to other entities, including Sound Point, its affiliates and companies Sound Point has invested in or managed. In addition, Sound Point manages several investment vehicles and expects to raise additional funds or accounts in the future, including during the period in which we are seeking our initial business combination. These investment vehicles managed by Sound Point or its affiliates may compete with us for acquisition opportunities. If these funds decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. In addition, investment ideas generated within Sound Point may be suitable for both us and for a current or future Sound Point fund and may be directed to such investment vehicle rather than to us. Neither Sound Point nor members of our management team who are also employed by certain affiliates of Sound Point have any obligation to present us with any business combination target of which they become aware. Specifically, all of our officers and certain of our directors have fiduciary and contractual duties to Sound Point, certain companies it has invested in and certain companies that have invested in Sound Point, including Stone Point and Dyal. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she may be required to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Stephen Ketchum*	Sound Point Capital Management, LP	SEC Registered Investment Advisor	Founding Member, Managing Member and Chief Investment Officer

	Sound Point CLO C-MOA, LLC	SEC Registered Investment Advisor	Managing Partner

	Sound Point Commercial Real Estate Finance LLC	SEC Registered Investment Advisor	Managing Partner

	Sound Point CRE Management, LP	Exempt Reporting Advisor	Chief Executive Officer

	Cirque du Soleil Entertainment Group	Entertainment Company	Member of the Board of Directors

	East Side House Settlement	Not for profit	Member of the Board of Managers

	New York Police & Fire Widows’ & Children’s Benefit Fund	Not for profit	Member of the Board of Trustees

	Museum of the City of New York	Not for profit	Member of the Board of Trustees

	CitySquash	Not for profit	Member of the Board of Directors

Marc Sole*	Sound Point Capital Management, LP	SEC Registered Investment Advisor	Head of Opportunistic Credit Research / Portfolio Manager

	Vesco Oil Corporation	Logistics Company	Member of the Board of Directors

	Relativity Media	Media Company	Member of the Board of Directors of the parent company of Relativity Media

	Ecobat Technologies	Industrial Company	Member of the Board of Directors of the parent company of Ecobat Technologies

David Grill	Sound Point Capital Management, LP	SEC Registered Investment Advisor	Head of Strategy

	Sound Point Commercial Real Estate Finance LLC	SEC Registered Investment Advisor	Member of the Board of Advisors

	Foreside Fund Services, LLC	FINRA Registered Broker / Dealer	Registrant

Philip Bartow*	Sound Point Capital Management, LP	SEC Registered Investment Advisor	Head of Specialty Finance / FinTech Lending / Portfolio Manager

	Winestore Holdings LLC	Retail Wine Company	Member of the Board of Advisors

Sean Bratches	Anuvu	Media Services	Chairman of the Board of Directors

	Sixth Street Partners	Investment Management	Senior Advisor

	McKinsey & Company	Management Consulting	Senior Advisor

Winifred (Winnie) Park	Forever 21	Fashion Retail	Chief Executive Officer

	Dollar Tree, Inc.	Variety Stores	Director and Member of Audit Committee

Matthew Burton	QED Investors, LLC	Investment Management	Partner

	Capchase Inc.	Financing Services	Director

	Trellis Technologies, Inc.	Insurance Technology	Director

	The Reserve Trust Company	FinTech Trust	Director

	Bitso	Cryptocurrency Exchange	Director

	Wayflyer	Financing Services	Director

	Milo Credit, LLC	Financing Services	Director

	Fairplay (Freedom to Scale)	Financing Services	Director

	Minu	Financial Wellness	Director

	Fastpay	FinTech	Director

	Columbia University	Education	Guest Lecturer

Tracy Dolgin	The Raine Group LLC	Financial Services	Senior Advisor

*	Messrs. Ketchum, Sole and Bartow are each a portfolio manager for one or more private funds managed by Sound Point.

Potential investors should also be aware of the following other potential conflicts of interest:

•

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for our initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Our officers and the members of Sound Point’s investment team are engaged in other business endeavors for which they may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our directors also serve as officers or board members for other entities. If such persons’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

•

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our Initial Public Offering (or up to 21 months, as applicable) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because certain of our executive officers and directors own founder shares or private placement warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing a business combination target, particularly in the event there is overlap among investment mandates.

•

Our directors and the members of our management team may directly or indirectly own our founder shares, Class A ordinary shares and/or private placement warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at approximately $0.004 per share (after giving effect to the surrender of founder shares and capitalization of share capital described herein), the holders of our founder shares (including certain of our directors and members of our management team that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination. Because certain of our officers and directors own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on Nasdaq, we will also reimburse an affiliate of our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our Sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We will enter into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.	Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. We reimburse an affiliate of our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our Sponsor, executive officers and directors, or their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In January 2022, our Sponsor transferred 25,000 founder shares to each of our independent directors at their original purchase price.

Our audit committee reviews on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their respective affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of our management team. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to our board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management team’s motivation in identifying or selecting a target business but we do not believe that the ability of our management team to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 28, 2023 by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our named executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares
	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class		Approximate Percentage of Voting Control
Name and Address of Beneficial Owner(1)
Sound Point Acquisition Sponsor I, LLC (our Sponsor)(3)	—	—	6,368,750	98.5%		19.6%
Stephen Ketchum(3)(4)	—	—	6,368,750	98.5%		19.6%
Marc Sole	—	—	—	—		—
David Grill	—	—	—	—		—
Philip Bartow	—	—	—	—		—
Sean Bratches	—	—	25,000		*	*
Winifred (Winnie) Park	—	—	25,000		*	*
Matthew Burton	—	—	25,000		*	*
Tracy Dolgin	—	—	25,000		*	*
All officers and directors as a group (8 individuals)	—	—	6,468,750	100%		20%
Apollo SPAC Fund I, L.P.(5)	2,227,000	8.6%	—	—		6.9%
Shaolin Capital Management LLC(6)	1,683,220	6.5%	—	—		5.2%
Saba Capital Management, L.P.(7)	1,501,100	5.8%	—	—		4.6%
Adage Capital Partners, L.P.(8)	1,500,000	5.8%	—	—		4.6%
Highbridge Capital management, LLC(9)	1,486,032	5.7%	—	—		4.6%

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 375 Park Avenue, New York, New York.
(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such ordinary shares will convert into Class A Ordinary Shares on a one-for-one basis, subject to adjustment.
(3)

The shares reported above are held in the name of our Sponsor. Our Sponsor is managed by Sound Point Acquisition Sponsor Consolidator, LLC, its sole member. Sound Point Acquisition Sponsor Consolidator, LLC is managed by Sound Point, its managing member, which is managed by SPC Partners GP, LLC, its general partner. Stephen Ketchum is the managing member of SPC Partners GP, LLC. Accordingly, Mr. Ketchum may be deemed to have or share beneficial ownership of the shares held directly by our Sponsor.

(4)	Represents shares held by our Sponsor. Mr. Ketchum disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(5)

Based on the 13G/A filed with the SEC on February 14, 2023 by Apollo SPAC Fund I, L.P. (“SPAC Fund I”), Apollo SPAC Management I, L.P. (“SPAC Management I”), SPAC Management I GP, LLC (“SPAC Management I GP”), Apollo Capital Management, L.P. (“Capital Management”), Apollo Capital Management GP, LLC (“Capital Management GP”), Apollo Management Holdings, L.P. (“Management Holdings”) and Apollo Management Holdings GP, LLC (“Management Holdings GP”). The shares reported above are held by SPAC Fund I. SPAC Management I serves as the investment manager for SPAC Fund I. The general partner of

SPAC Management I is SPAC Management I GP. Capital Management serves as the sole member of SPAC Management I GP. Capital Management GP serves as the general partner of Capital Management. Management Holdings serves as the sole member and manager of Capital Management GP, and Management Holdings GP serves as the general partner of Management Holdings. The Schedule 13G/A contained information as of December 31, 2022. The principal office of SPAC Fund I is One Manhattanville Road, Suite 201, Purchase, New York 10577.
(6)

Based on the 13G filed with the SEC on February 14, 2023 by Shaolin Capital Management LLC. The Schedule 13G contained information as of December 31, 2022. The address of the business office of Shaolin Capital Management LLC is 230 NW 24th Street, Suite 603, Miami, FL 33127

(7)

Based on the 13G/A filed with the SEC on February 14, 2023 by Saba Capital Management, L.P. (“Saba Capital”), Mr. Boaz R. Weinstein and Saba Capital Management GP, LLC (“Saba GP”). The shares reported above are deemed to be beneficially owned by Saba Capital, Saba GP and Mr. Boaz R. Weinstein. The Schedule 13G/A contained information as of December 31, 2022. The address of the business office of Saba Capital is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(8)

Based on the 13G filed with the SEC on March 14, 2022 by Adage Capital Partners (“ACP”), Adage Capital Partners GP, L.L.C. (“ACPGP”), Adage Capital Advisors, L.L.C. (“ACA”), Robert Atchinson and Phillip Gross. The shares reported above are held by ACP. ACPGP, is the general partner of ACP. ACA, is the managing member of ACPGP. Robert Atchinson and Phillip Gross are the managing members of ACA. The Schedule 13G contained information as of March 4, 2022. The address of the business office of each of ACP is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(9)

Based on the 13G filed with the SEC on February 2, 2023 by Highbridge Capital Management, LLC. The Schedule 13G contained information as of December 31, 2022. The address of the business office of Highbridge Capital Management, LLC is 277 Park Avenue, 23rd Floor, New York, New York 10172.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In May 2021, our Sponsor paid $25,000, or approximately $0.003 per share, for 8,625,000 Class B ordinary shares, par value $0.0001. In January 2022, our Sponsor transferred 25,000 founder shares to each of our independent directors at their original purchase price. In January 2022, our Sponsor surrendered 2,875,000 founder shares to us for no consideration resulting in an aggregate of 5,750,000 founder shares outstanding. On March 1, 2022, there was a capitalization of share capital by the company which resulted in 6,468,750 founder shares outstanding. As a result of such surrender and capitalization of share capital, the effective per-share purchase price increased to approximately $0.004 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our Initial Public Offering.

Our Sponsor purchased an aggregate of 15,437,500 private placement warrants for a purchase price of $1.00 per whole warrant in the Private Placement. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

We have entered into the Forward Purchase Agreements with the Forward Purchasers, pursuant to which the Forward Purchasers has committed to purchase from us $50.0 million of Forward Purchase Shares, at a price of $10.00 per share as described in the Forward Purchase Agreements, in a private placement that will close concurrently with the closing of our initial business combination. The proceeds from the sale of these Forward Purchase Shares, together with the amounts available to us from the trust account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by us in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price, paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. The Forward Purchase Shares will be identical to the Class A ordinary shares included in the units being sold in our Initial Public Offering, except that they will not be transferable, assignable or salable during the lock-up period and will be subject to registration rights. At our option, the Forward Purchasers may purchase less Forward Purchase Shares in accordance with the terms of the Forward Purchase Agreements. In addition, the Forward Purchasers’ commitment under the Forward Purchase Agreements will be subject to approval, prior to our entering into a definitive agreement for our initial business combination, of the Forward Purchasers’ investment committee.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We may, at our option, pursue an acquisition opportunity jointly with Sound Point, one or more parties affiliated with Sound Point, including without limitation, officers and affiliates of Sound Point or Sound Point funds, or investors in such Sound Point funds, or another entity affiliated with one of our directors. Any such party may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by borrowing from or issuing to such parties a class of equity or debt securities. The amount and other terms and conditions of any such joint acquisition or specified future issuance would be determined at the time thereof.

We currently maintain our executive offices at 375 Park Avenue, New York, New York 10152. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our Sponsor for office space, administrative and support services, commencing on the date that our securities are first listed on Nasdaq. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

We have entered into an agreement to indemnify our Sponsor and its affiliates from any claims made by the Company or a third-party in respect of any investment opportunities sourced by them and any liability arising with respect to their activities in connection with our affairs. Such indemnity provides that the indemnified parties cannot access the funds held in our trust account.

Our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our Initial Public Offering. As of December 31, 2021, we have borrowed $171,257 under the promissory note with our Sponsor. These loans are non-interest bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of our Initial Public Offering. The loan were repaid upon the closing of our Initial Public Offering out of the offering proceeds not held in the trust account.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Any payments we are required to make in connection with an extension of the time we have to complete an initial business combination would be funded from the proceeds of a loan from our Sponsor to us. The terms in connection with such loans have not been negotiated and will only be finally determined at the time of entry into such loans. The loans will be non-interest bearing. If we complete our initial business combination, we expect that we would repay such loaned amounts in cash out of the proceeds of the trust account released to us, or, at the discretion of our Sponsor, such loans will be satisfied by the issuance of private placement warrants at a price per warrant of $1.00. The warrants would be identical to the private placement warrants issued to our Sponsor concurrently with the consummation of our Initial Public Offering.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement pursuant to which our Sponsor is entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital or extension loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, as long as the Sponsor holds any securities covered by the registration rights agreement.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors operates pursuant to a charter, which sets forth the policies and procedures for its review and approval or ratification of  “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of similar transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds $120,000 in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which any related person had or will have a direct or indirect material interest. “Related parties” under this charter will include: (i) our directors or executive officers; (ii) any beneficial owner of more than 5% of any class of our voting securities; and (iii) any immediate family member of any of the foregoing.

Pursuant to the charter, the audit committee considers, among other factors, (i) whether the terms of the related party transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party, (ii) whether there are business reasons for the Company to enter into the related party transaction, (iii) whether the related party transaction would impair the independence of an outside director, (iv) whether the related party transaction would present an improper conflict of interest for any director or executive officer of the Company and (v) any pre-existing contractual conditions.

Director Independence

Our board of directors has determined that Mr. Bratches, Ms. Park, Mr. Burton and Mr. Dolgin are “independent directors” as defined in Nasdaq listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accounting Fees and Services

The firm of WithumSmith+Brown, PC served as the Company’s independent registered public accounting firm from May 4, 2021 (inception) through December 31, 2022. The following is a summary of fees paid to WithumSmith+Brown, PC for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from for the fiscal year ended December 31, 2022, and of services rendered in connection with our Initial Public Offering, totaled $112,320 in 2021 and $93,420 in 2022.

Audit Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. Tax fees totaled 2,000 in 2021 and $4,000 in 2022.

All Other Fees

All other fees consist of fees billed for all other services.

Pre-Approval Policy

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee reviews and, in its sole discretion, pre-approves all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

(1)	Financial Statements

See the “Index” to the Consolidated Financial Statements commencing on page F-1 of this Form 10-K.

(2)	Financial Statement Schedules

All financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

(3)	The following Exhibits are filed or incorporated by reference as part of this report:

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

4.1	Warrant Agreement, dated March 1, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

4.2*	Description of Securities Registered under Section 12 of the Exchange Act

10.1	Letter Agreement, dated March 1, 2022, by and among the Company, each of its officers and directors, and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.2	Investment Management Trust Agreement, dated March 1, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.3	Registration Rights Agreement, dated March 1, 2022, by and among the Company, the Sponsor and the independent directors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.4	Private Placement Warrants Purchase Agreement, dated March 1, 2022, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.5	Administrative Services Agreement, dated March 1, 2022, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.6	Forward Purchase Agreement, dated March 1, 2022, by and between the Company and Sound Point Capital Management, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.7	Forward Purchase Agreement, dated March 1, 2022, by and between the Company and Sound Point Credit Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.8	Indemnity Agreement, dated March 1, 2022, by and between the Company and Stephen Ketchum (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.9	Indemnity Agreement, dated March 1, 2022, by and between the Company and Marc Sole (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.10	Indemnity Agreement, dated March 1, 2022, by and between the Company and David Grill (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.11	Indemnity Agreement, dated March 1, 2022, by and between the Company and Philip Bartow (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.12	Indemnity Agreement, dated March 1, 2022, by and between the Company and Sean Bratches (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.13	Indemnity Agreement, dated March 1, 2022, by and between the Company and Winifred Park (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.14	Indemnity Agreement, dated March 1, 2022, by and between the Company and Matthew Burton (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

10.15	Indemnity Agreement, dated March 1, 2022, by and between the Company and Tracy Dolgin (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-41312) filed with the SEC on March 4, 2022).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith

**	Furnished herewith

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUND POINT ACQUISITION CORP I, LTD

Date: March 29, 2023	By:	/s/ David Grill
David Grill
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Stephen Ketchum
Stephen Ketchum	Chairman and Chief Executive Officer (Principal Executive Officer)	March 29, 2023

/s/ David Grill
David Grill	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 29, 2023

/s/ Marc Sole
Marc Sole	President and Director	March 29, 2023

/s/ Sean Bratches
Sean Bratches	Director	March 29, 2023

/s/ Winifred Park
Winifred Park	Director	March 29, 2023

/s/ Matthew Burton
Matthew Burton	Director	March 29, 2023

/s/ Tracy Dolgin
Tracy Dolgin	Director	March 29, 2023

INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets as of December 31, 2022 and 2021	F-2
Statements of Operations for the year ended December 31, 2022 and the period from May 4, 2021 (inception) through December 31, 2021	F-3
Statements of Changes in Shareholders’ Equity (Deficit) for the year ended December 31, 2022 and the period from May 4, 2021 (inception) through December 31, 2021	F-4
Statements of Cash Flows for the year ended December 31, 2022 and the period from May 4, 2021 (inception) through December 31, 2021	F-5
Notes to Financial Statements	F-6-20

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Sound Point Acquisition Corp I, Ltd
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Sound Point Acquisition Corp I, Ltd (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2022 and the period from May 4, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from May 4, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 4, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
March 29, 2023
PCAOB ID Number 100

SOUND POINT ACQUISITION CORP I, LTD
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$623,257	$25,000
Prepaid expenses	432,539	—

Total current assets	1,055,796	25,000
Deferred offering costs	—	237,659
Investments held in trust account	270,415,819	—

TOTAL ASSETS	$271,471,615	$262,659

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued offering costs and expenses	$—	$80,308
Promissory note - related party	—	171,257
Related party loans	10,000	—

Total current liabilities	10,000	251,565
Deferred underwriting fee payable	9,056,250	—
Warrant liabilities	2,837,500	—

Total Liabilities	11,903,750	251,565

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, at $10.45 redemption value, $0.0001 par value; 25,875,000 and 0 shares at December 31, 2022 and 2021, respectively	270,415,819	—

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 25,875,000 and 0 shares subject to possible redemption at December 31, 2022 and 2021, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,468,750 issued and outstanding at December 31, 2022 and 2021	647	647
Additional paid-in capital	—	24,353
Accumulated deficit	(10,848,601)	(13,906)

Total Shareholders’ Equity (Deficit)	(10,847,954)	11,094

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)	$271,471,615	$262,659

The accompanying notes are an integral part of these financial statements.

SOUND POINT ACQUISITION CORP I, LTD
STATEMENTS OF OPERATIONS

	Year Ended	Period from May 4, 2021 (Inception) through
	December 31, 2022	December 31, 2021

Formation and operating costs	$842,049	$13,906

Loss from operations	(842,049)	(13,906)

Other income:
Change in fair value of warrant liabilities	13,336,250	—
Earnings on investments held in Trust Account	3,903,319	—

Total other income	17,239,569	—

Net income (loss)	$16,397,520	$(13,906)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	21,479,795	—

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.59	$—

Weighted average shares outstanding, Class B ordinary shares	6,468,750	7,500,000 (1)

Basic and diluted net income per share, Class B ordinary shares	$0.59	$0.00

(1)	This number excludes an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters ( Note 5).
The accompanying notes are an integral part of these financial statements.

SOUND POINT ACQUISITION CORP I, LTD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Year End December 31, 2022 and the Period May 4, 2021(Inception) through December 2021
	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance – May 4, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	6,446,750	647	24,353	—	25,000
Net loss	—	—	—	—	—	(13,906)	(13,906)

Balance - December 31, 2021	—	—	6,468,750	647	24,353	(13,906)	11,094

Sale of 25,875,000 Units, net of underwriting discounts, initial value of public warrants and other offering costs	25,875,000	2,588	—	—	235,766,077	—	235,768,665

Cash paid in excess of fair value of Private Placement Warrants	—	—	—	—	6,638,196	—	6,638,196

Class A ordinary shares subject to possible redemption	(25,875,000)	(2,588)	—	—	(242,428,626)	(24,081,286)	(266,512,500)

Accretion of Class A ordinary shares to Redemption Value	—	—	—	—	—	(3,150,929)	(3,150,929)

Net income	—	—	—	—	—	16,397,520	16,397,520

Balance – December 31, 2022	—	$—	6,468,750	$647	$—	$(10,848,601)	$(10,847,954)

(1)	The Class B ordinary shares outstanding include up to 1,125,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).
The accompanying notes are an integral part of these financial statements.

SOUND POINT ACQUISITION CORP I, LTD
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	Period From May 4, 2021 (Inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$16,397,520	$(13,906)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Accrued earnings on investments held in Trust Account	(875,402)	—
Change in fair value of warrant liabilities	(13,336,250)	—
Accrued offering costs and expenses	(13,906)	13,906
Changes in operating assets and liabilities
Prepaid expenses	(432,539)	—
Related party loans	10,000	—

Net cash provided by operating activities	1,749,423	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(269,540,417)	—

Net cash used in investing activities	(269,540,417)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	253,575,000	—
Proceeds from sale of Private Placement Warrants	15,437,500	—
Payment of promissory note – related party	(300,000)	—
Payment of offering costs	(323,249)	—
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000

Net cash provided by financing activities	268,389,251	25,000

Net change in cash	598,257	25,000
Cash – beginning of period	25,000	—

Cash – end of period	$623,257	$25,000

Non-cash investing and financing activities:
Deferred underwriting fee payable	$9,056,250	$—

Deferred offering costs included in accrued offering costs and expenses	$—	$66,402

Deferred offering costs included in promissory note – related party	$128,743	$171,257

The accompanying notes are an integral part of these financial statements.

SOUND POINT ACQUISITION CORP I, LTD
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from May 4, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the IPO identifying a target company for a Business Combination. The Company believes it will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO.
The Company’s sponsor is Sound Point Acquisition Sponsor I, LLC, a Delaware limited liability company (the “Sponsor”).
The registration statements for the Company’s IPO became effective on March 1, 2022 (the “Effective Date”). On March 4, 2022, the Company consummated its IPO of 25,875,000 units (the “Units”), which includes 3,375,000 Units issued and sold pursuant to the underwriters’ exercise of their option in full to purchase additional Units. Each Unit consists of one Class A ordinary share of the Company, par value of $0.0001 per share (the “Class A ordinary shares”), and one-half
of one redeemable warrant of the Company. Each whole warrant (“Public Warrant”) is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. Only whole Public Warrants are exercisable. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $258,750,000 (before underwriting discounts and commissions and offering expenses) (see Note 3).
Simultaneously with the closing of the IPO, pursuant to the Private Placement Warrants Purchase Agreement, dated March 1, 2022, by and between the Company and the Sponsor (the “Private Placement Warrants Purchase Agreement”), the Company completed the sale of 15,437,500 warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”) to the Sponsor at a purchase price of $1.00 per warrant, generating gross proceeds to the Company of $15,437,500 (
s
ee Note 4). The Private Placement Warrants are identical to the Public Warrants sold as part of the Units in the IPO, except that the Sponsor has agreed not to transfer, assign or sell any of its Private Placement Warrants until 30 days after the completion of the initial Business Combination, subject to certain limited exceptions. No underwriting discounts or commissions were paid with respect to such sale. In addition, as long as they are held by the Sponsor or their permitted transferees, the Private Placement Warrants may be exercised by the holders on a cashless basis and they (including the Class A ordinary share issuable upon exercise of these warrants) are entitled to registration rights. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as
amended (the “Securities Act”) (see Note 4).
Transaction costs of the IPO amounted to $14,962,649
,
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
of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of the initial Business Combination, (ii) the redemption of public shares if the Company has not consummated an initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate its initial Business Combination, as described in more detail in the prospectus related to the IPO), subject to applicable law, or (iii) the redemption of public shares properly submitted in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate its initial Business Combination, as described in more detail in the prospectus related to the IPO) or (B) with respect to any other provision relating to the rights of holders of Class A ordinary shares or initial business-combination activity. Based on current interest rates, the Company expects that interest income earned on the Trust Account will be sufficient to pay income taxes, if any.
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
The Class A ordinary shares subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with an initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon the consummation of such initial Business Combination and, if the Company seeks shareholder approval, only if the Company obtains the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company.
The Company will have 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate its initial Business Combination, as described in more detail in the prospectus related to the IPO) to consummate the initial Business Combination. If the Company has not consummated an initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate its initial Business Combination, as described in more detail in the prospectus related to the IPO), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case, to obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to warrants, which will expire worthless if the Company fails to consummate an initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate its initial Business Combination, as described in more detail in the prospectus related to the IPO).
The Sponsor has entered into an agreement with the Company pursuant to which it has agreed to waive its rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as described in Note 5) it holds if the Company fails to consummate an initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate its initial Business Combination, as described in more detail in the prospectus related to the IPO) (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame) (see Note 5).
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
Liquidity and Going Concern
The Company’s assessment of going concern considerations was made in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
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
Note 2 – Significant Accounting Policies
Basis of Presentation
The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’).
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

Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimate with regard to these financial statements relates to the fair value of the warrant liabilities (see Note 10).
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.
Concentration of Credit Risk
The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Offering Costs
Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are directly related to the IPO. Upon the completion of the IPO, the offering costs were allocated using the relative fair values of the Class A ordinary shares, the Public Warrants and Private Placement Warrants. The costs allocated to Warrants were recognized in other expenses and those related to the Class A ordinary shares were charged against the carrying value of Class A ordinary shares. The Company complies with the requirements of the ASC
340-10-S99-1.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative instruments that are accounted for as liabilities, the derivative instruments is initially recorded at fair value on the grant date and then re-valued
at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature. The fair value of the warrant liabilities is discussed below.
Investments Held in the Trust Account
At December 31, 2022, the assets held in the Trust Account were money market funds, which are invested primarily in U.S. Treasury securities. The money market funds are presented on the balance sheets at fair value at the end of the reporting period. Gains and losses resulting from the change in fair value of the money market funds are included in earnings on investments held in the Trust Account in the accompanying statements of operations. There were no investments held in Trust Account at December 31, 2021.

Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Such changes are reflected in additional paid-in
capital, or in the absence of additional
paid-in
capital, in accumulated deficit. On March 4, 2022, the Company recorded accretion to redemption value of $30,772,209 which was subsequently adjusted by $729,390 reduction in offering costs. The Company will continue to present all redeemable Class A ordinary shares as temporary equity and recognize accretion from the initial book value to redemption value at the time of the IPO and in accordance with ASC 480.
Warrant Liabilities
The Company accounts for outstanding Warrants in accordance with the guidance contained in ASC
815-40,
“Derivatives and Hedging—Contracts on an Entity’s Own Equity” (“ASC
815-40”),
and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each Warrant was recorded as a liability upon issuance and is subject to re-measurement
at each balance sheet date and any change in fair value is recognized in the Company’s statements of operations.
For issued or modified warrants that meet all of the criteria for equity classifications, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations.
Income Taxes
The Company accounts for income taxes under FASB ASC 740, “Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The following table reflects the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31, 2022		Period from May 4, 2021 (Inception) through December 31, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income (loss)	$12,602,279	$3,795,421	$—	$(13,906)

Denominator:
Weighted average shares outstanding	21,479,795	6,468,750	—	7,500,000

Basic and diluted net income (loss) per share	$0.59	$0.59	$—	$(0.00)

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
The Founder Shares are designated as Class B ordinary shares and will automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, its affiliates or any member of management upon conversion of Related Party Loans (as defined below). Such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions if the Company does not consummate an initial Business Combination. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the
Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.
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
Related Party Loans
In order to finance working capital needs and transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). In addition, the Sponsor or an affiliate or designee of the Sponsor may, but is not obligated to, provide loans to the Company to fund extension payments (“Extension Loans” and, together with the Working Capital Loans, the “Related Party Loans”). If the Company completes its initial Business Combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. In addition, up to $5,175,000 of the Extension Loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender (at or prior to the initial Business Combination). The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, exercise period and restrictions on transfer. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor, its affiliates or any members of the Company’s management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. As of December 31, 2022 and 2021, the Company had $10,000 and $0 borrowings under the Related Party Loans.
Administrative Support Agreement
Commencing on the date the Company’s securities were first listed on Nasdaq, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Operating expenses include $99,000 for the year ended December 31, 2022. There were no expenses under this agreement for the period from May 4, 2021 (inception) through December 31, 2021.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
Note 7 - Class A Ordinary Shares Subject to Possible Redemption
The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were no Class A ordinary shares issued or outstanding (excluding 25,875,000 Class A ordinary shares subject to possible redemption at December 31, 2022).
Class A ordinary shares subject to possible redemption are classified outside of permanent equity (deficit) and are measured at their redemption value.
Note 8 - Shareholders’ Equity (Deficit)
Preference Shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class B Ordinary Shares
The Company is authorized to issue 50,000,000 class B ordinary shares. Holders of Class B ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 6,468,750 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class, which each share entitling the holder to one vote.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holders thereof as described herein.
The Founder Shares are designated as Class B ordinary shares and will automatically convert into Class A ordinary shares, which Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions if the Company does not consummate an initial Business Combination, at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Related Party Loans. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into
Class A ordinary shares at a rate of less than one to one.
Note 9 - Warrant Liabilities
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
Redemptions of warrants for cash when the price per Class
 A ordinary share equals or exceeds $18.00.
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “30-day redemption period”; and

•
if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments” in the prospectus related to the IPO) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemptions of warrants for cash when the price per Class A ordinary share equals or exceeds $10.00.
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
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022, including the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. There were no assets or liabilities that were measured at fair value on a recurring basis as of December 31, 2021.

	Carrying Value	Level 1	Level 2	Level 3
Assets:
Investments held in the Trust Account	$270,415,819	$270,415,819	$—	$—

Liabilities:
Private placement warrants	$1,543,750	$—	$1,543,750	$—
Public warrants	1,293,750	—	1,293,750	—

Total liabilities measured at fair value	$2,837,500	$—	$2,837,500	$—

As of December 31, 2022, the Company has $269,540,417 held in the Trust Account, which is primarily held in money market funds, which are invested primarily in U.S. Treasury securities. As of December 31, 2022, the carrying value was $270,415,819. The difference between the carrying value and the fair value is the accrued dividend income. The fair values of the Company’s Level 1 instruments were derived from quoted market prices in active markets for these specific instruments.

The Warrants are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the statement of operations each period. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.
As of December 31, 2022, the Private Placement Warrants were not separately traded on an open market. The fair value was determined based on quoted prices for comparable instruments and are valued with a Level 2 classification.
As of December 31, 2022, the Public Warrants were traded on an open market. The fair value was determined based on the close price of the Public Warrant price, due to limited trading volume are valued with a Level 2 classification.
The following table presents the Level 3 classification roll forward of the warrant liabilities:

Level 3 roll forward	Private Placement Warrants	Public Warrants

Fair value as of March 4, 2022 (IPO)	$8,799,375	$7,374,375
Change in fair value	(274,787)	(258,750)

Fair value as of March 31, 2022	8,524,588	7,115,625
Transfer out to level 2	(8,524,588)	(7,115,625)

Fair value as of December 31, 2022	$—	$—

The qualitative information regarding Level 3 fair value measurements for the Private Placement Warrants and the Public Warrants is as follows:

	March 4, 2022	March 31, 2022
Risk-free interest rate	1.67%	2.41%
Time to maturity (years)	5.63	5.59
Volatility before initial Business Combination	5.0%	5.0%
Volatility after initial Business Combination	10.0%	7.5%
Exercise price	$11.50	$11.50
Underlying stock price	$9.72	$9.79
Dividend yield	0%	0%
Volatility (private placement warrants)	9.0%	7.0%
Note 11 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.