Form 10-Q
period 2023-03-31
Sound Point Acquisition Corp I, Ltd
filed 2023-05-12
CIK 1880968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 12, 2023, 25,875,000 Class A ordinary shares, par value $0.0001 per share, and 6,468,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SOUND POINT ACQUISITION CORP I, LTD

Form 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
SOUND POINT ACQUISITION CORP I, LTD
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$499,304	$623,257
Prepaid expenses	388,969	432,539

Total current assets	888,273	1,055,796
Investments held in trust account	273,307,147	270,415,819

TOTAL ASSETS	$274,195,420	$271,471,615

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Due to affiliate	$40,000	$10,000

Total current liabilities	40,000	10,000
Deferred underwriting fee payable	9,056,250	9,056,250
Warrant liabilities	2,874,388	2,837,500

Total Liabilities	11,970,638	11,903,750

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, at $10.56 and $10.45 redemption value, $0.0001 par value; 25,875,000 shares at March 31, 2023 and December 31, 2022, respectively	273,307,147	270,415,819
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 25,875,000 shares subject to possible redemption at March 31, 2023 and December 31, 2022)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,468,750 issued and outstanding at March 31, 2023 and December 31, 2022	647	647
Accumulated deficit	(11,083,012)	(10,848,601)

Total Shareholders’ Deficit	(11,082,365)	(10,847,954)

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$274,195,420	$271,471,615

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUND POINT ACQUISITION CORP I, LTD
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2023	March 31, 2022
Formation and operating costs	$197,523	$91,077

Loss from operations	(197,523)	(91,077)

Other income:
Change in fair value of warrant liabilities	(36,888)	533,537
Earnings on investments held in Trust Account	2,891,328	17,353

Total other income	2,854,440	550,890

Net income	$2,656,917	$459,813

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	25,875,000	8,050,000

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.08	$0.03

Weighted average shares outstanding, Class B ordinary shares	6,468,750	6,468,750

Basic and diluted net income per share, Class B ordinary shares	$0.08	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUND POINT ACQUISITION CORP I, LTD
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2023
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – December 31, 2021	—	$—	6,468,750	$647	$24,353	$(13,906)	$11,094
Sale of 25,875,000 Units, net of underwriting discounts, initial value of public warrants and other offering costs	25,875,000	2,588	—	—	235,766,077	—	235,768,665
Cash paid in excess of fair value of Private Placement Warrants	—	—	—	—	6,638,196	—	6,638,196
Class A ordinary shares subject to possible redemption	(25,875,000)	(2,588)	—	—	(242,428,626)	(24,081,286)	(266,512,500)
Net income	—	—	—	—	—	459,813	459,813

Balance – March 31, 2022	—	$—	6,468,750	$647	$—	$(23,635,379)	$(23,634,732)

Balance – December 31, 2022	—	$—	6,468,750	$647	$—	$(10,848,601)	$(10,847,954)
Accretion of Class A ordinary shares to Redemption Value	—	—	—	—	—	(2,891,328)	(2,891,328)
Net income	—	—	—	—	—	2,656,917	2,656,917

Balance – March 31, 2023	—	$—	6,468,750	$647	$—	$(11,083,012)	$(11,082,365)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUND POINT ACQUISITION CORP I, LTD
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net income	$2,656,917	$459,813
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Accrued earnings on investments held in Trust Account	(170,591)	(17,353)
Change in fair value of warrant liabilities	36,888	(533,537)
Changes in operating assets and liabilities:
Prepaid expenses	43,570	—
Due to affiliate	30,000	9,000

Net cash provided by (used in) operating activities	2,596,784	(82,077)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(2,720,737)	(266,512,500)

Net cash used in investing activities	(2,720,737)	(266,512,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	253,575,000
Proceeds from sale of Private Placement Warrants	—	15,437,500
Payment of promissory note - related party	—	(300,000)
Payment of offering costs	—	(688,947)

Net cash provided by financing activities	—	268,023,553

Net Change in Cash	(123,953)	1,428,976
Cash - Beginning of period	623,257	25,000

Cash - End of period	$499,304	$1,453,976

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$9,056,250

Deferred offering costs included in promissory note – related party	$—	$128,743

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUND POINT ACQUISITION CORP I, LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from May 4, 2021 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the IPO identifying a target company for a Business Combination. The Company believes it will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO.
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
Note 2 – Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a compete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form
10-K
dated December 31, 2022 and filed with the SEC on March 29, 2023. The interim results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.
Concentration of Credit Risk
The Company has significant cash balances at financial institutions which throughout the periods regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative instruments that are accounted for as liabilities, the derivative instruments are initially recorded at fair value on the grant date and then re-valued
at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
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

Investments Held in the Trust Account
At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were money market funds, which are invested primarily in U.S. Treasury securities. The money market funds are presented on the balance sheets at fair value at the end of the reporting period. Gains and losses resulting from the change in fair value of the money market funds are included in earnings on investments held in the Trust Account in the accompanying unaudited condensed statements of operations.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.
Net Income per Share
Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Earnings are shared pro rata between the two classes of shares.
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
The following table reflects the calculation of basic and diluted net income per share:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$2,125,534	$531,383	$265,578	$194,235
Denominator:
Weighted average shares outstanding	25,875,000	6,468,750	8,050,000	6,468,750

Basic and diluted net income per share	$0.08	$0.08	$0.03	$0.03

Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Note 3 – Initial Public Offering
On March 4, 2022, the Company consummated its IPO of 25,875,000 Units, which includes 3,375,000 Units issued and sold pursuant to the underwriters’ exercise of their option in full to purchase additional Units. Each Unit consists of one Class A ordinary share of the Company, par value of $0.0001 per share, and one-half
of one Public Warrant. Each whole

Public Warrant is exercisable to purchase one Class A
ordinary s
hare at a price of $11.50 per share. Only whole Public Warrants are exercisable. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $258,750,000 (before underwriting discounts and commissions and offering expenses).
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
Administrative Support Agreement
Commencing on the date the Company’s securities were first listed on Nasdaq, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Operating expenses includes $30,000 and $9,000 under this agreement for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, the Company had $40,000 and $10,000 owed under this agreement shown on the balance sheet as Due to affiliate.
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

Forward Purchase Agreements
In connection with the consummation of the IPO, the Company entered into two forward purchase agreements (the “forward purchase agreements”) with certain affiliates of the Sponsor (the “forward purchasers”), pursuant to which the forward purchasers committed to purchase from the Company an aggregate of $
50.0

m
illion of Class A ordinary shares (the “forward purchase shares”), at a price of $10.00 per share, in private placements that will close concurrently with the closing of the Company’s initial Business Combination. The proceeds from the sale of the forward purchase shares, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price, paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. The forward purchase shares will be identical to the Public Shares, except that they will subject to certain lock-up
restrictions and registration rights. At the Company’s option, the forward purchasers may purchase less forward purchase shares in accordance with the terms of the forward purchase agreements. In addition, the forward purchasers’ commitments under the forward purchase agreements will be subject to approval, prior to the Company entering into a definitive agreement for the Company’s initial Business Combination, of each forward purchaser’s investment committee. The forward purchase agreements contain no firm commitments and no net settlement features and are treated as equity in the financial statements.
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
Note 7 – Class A Ordinary Shares Subject to Possible Redemption
The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding (excluding 25,875,000 Class A ordinary shares subject to possible redemption at March 31, 2023 and December 31, 2022).
Class A ordinary shares subject to possible redemption are classified outside of permanent equity and are measured at their redemption value.
Note 8 – Shareholders’ Deficit
Preference Shares
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class B Ordinary Shares
The Company is authorized to issue 50,000,000 class B ordinary shares. Holders of Class B ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 6,468,750 Class B ordinary shares issued and outstanding.
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
Note 9 – Warrants Liabilities
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
Each whole warrant entitles the holder to purchase

one
Class A ordinary share at a price of $
11.50
per whole share, subject to adjustments as described herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes (other than any forward purchase shares) in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $
9.20
per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than
60
% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $
9.20
per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to
115
% of the higher of the Market Value and the Newly Issued Price, the $
18.00
per share

redemption trigger price described in the prospectus related to the IPO adjacent to the captions “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described in the prospectus related to the IPO adjacent to the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. The warrants will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.
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
Redemptions of warrants for cash when the price per Class
 A ordinary share equals or exceeds $18.00
. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

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
Note 10 – Fair Value Measurements
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
The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, including the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

March 31, 2023
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Investments held in the Trust Account	$273,307,147	$273,307,147	$—	$—

Liabilities:
Private placement warrants	$1,563,819	$—	$1,563,819	$—
Public warrants	1,310,569	—	1,310,569	—

Total liabilities measured at fair value	$2,874,388	$—	$2,874,388	$—

December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Investments held in the Trust Account	$270,415,819	$270,415,819	$—	$—

Liabilities:
Private placement warrants	$1,543,750	$—	$1,543,750	$—
Public warrants	1,293,750	—	1,293,750	—

Total liabilities measured at fair value	$2,837,500	$—	$2,837,500	$—

As of March 31, 2023 and December 31, 2022, the Company has $272,261,154 and $269,540,417 held in the Trust Account, respectively, which is primarily held in money market funds, which are invested primarily in U.S. Treasury securities. As of March 31, 2023 and December 31, 2022, the carrying value was $273,307,147 and $270,415,819, respectively. The difference between the carrying value and the fair value is the accrued dividend income. The fair values of the Company’s Level 1 instruments were derived from quoted market prices in active markets for these specific instruments.
The Warrants are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting date. Changes in the fair value of the Warrants are recorded in the statement of operations each period. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.
As of March 31, 2023, the Private Placement Warrants were not separately traded on an open market. The fair value was determined based on quoted prices for comparable instruments and are valued with a Level 2 classification.
As of March 31, 2023, the Public Warrants were traded on an open market. The fair value was determined based on the close price of the Public Warrant price however, due to low trading volume were classified as Level 2.
Note 11 – Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, we had approximately $500,000 and $620,000 in our operating bank account, and working capital of approximately $850,000 and $1,050,000, respectively. The decrease in cash and working capital is a result of ongoing operating costs.

Our liquidity needs to date have been satisfied through (i) $25,000 paid by our Sponsor for the issuance of Class B ordinary shares to our Sponsor, (ii) the receipt of loans to us of up to $300,000 by our Sponsor under a promissory note (the “Promissory Note”), and (iii) working capital related party loans of $129,000. Loans under the Promissory Note were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the Initial Public Offering. Amounts borrowed under the Promissory Note were repaid at the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. No further draw-downs are permitted under the Promissory Note. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of March 31, 2023 and December 31, 2022, there were $40,000 and $10,000 in due to affiliate for amounts due under the Administrative Support Agreement.

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

Results of Operations

Our entire activity since inception up to the consummation of our Initial Public Offering on March 4, 2022 was in preparation for our Initial Public Offering, and since our Initial Public Offering through March 31, 2023, our business activities have been limited to the search for prospective initial Business Combination targets. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of approximately $2.7 million, which was primarily comprised of earnings on the investments held in the Trust Account of approximately $2.9 million, net of decrease in warrant liabilities, formation and operating costs. For the three months ended March 31, 2022, we had a net income of $460,000, which was primarily comprised of an increase in the fair value of warrant liabilities net of formation and operating costs.

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

Pursuant to the Forward Purchase Agreements (as defined below), we agreed that we will use our commercially reasonable efforts to (i) within 30 days after the closing of the initial Business Combination, file a registration statement with the SEC for the resale of (A) the Forward Purchase Shares (as defined below) and (B) any other equity security of ours issued or issuable with respect to the securities referred to in clause (A) by way of a share capitalization or share split or in connection with a combination of shares, recapitalization, merger, consolidation or reorganization, (ii) cause such registration statement to be declared effective promptly thereafter, but in no event later than 90 days after the closing of the initial Business Combination and (iii) maintain the effectiveness of such registration statement, until the earlier of (A) the date on which such securities are no longer registrable securities under the Forward Purchase Agreements and (B) the date all of the registrable securities covered by the registration statement can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the Forward Purchase Agreements. We will bear the cost of registering these securities.

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

Warrant Liabilities

The Company accounts for outstanding Warrants in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging-Contracts on an Entity’s Own Equity” and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each Warrant was recorded as a liability upon issuance and is subject to re-measurement at each balance sheet date and any change in fair value is recognized in the Company’s statements of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document—the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit Number	Description

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

SOUND POINT ACQUISITION CORP I, LTD

Date: May 12, 2023	By:	/s/ David Grill
	Name:	David Grill
	Title:	Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)